Form 10KSB
period 1997-12-31
3PM HOLDING CORP
filed 1998-03-12
CIK 1046893

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the
              Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1997

                Commission File No. 000-23301

                      3PM HOLDING CORP.
                      -----------------
        (Name of small business issuer in its charter)

           Colorado                             84-1284185
           --------                             ----------
(State or other jurisdiction of              (I.R.S. Employer
Incorporation or Organization)             Identification Number

                 5650 Greenwood Plaza Blvd.
                         Suite 216
                 Englewood, Colorado 80111
                       (303) 741-1118
                       --------------
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

Securities registered under Section 12(b) of the Exchange Act:
                             none

Securities registered under to Section 12(g) of the Exchange Act:

                         Common Stock
                         ------------
                       (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X   No
                           ----    ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  x
            -----

Issuer's revenues for its most recent fiscal year: $ -0-
                 (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of December 31, 1997:
$0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1997 there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

       This Form 10-KSB consists of Twenty-Eight Pages.
        Exhibit Index is Located at Page Twenty-Seven.

                     TABLE OF CONTENTS

                 FORM 10-KSB ANNUAL REPORT

                     3PM HOLDING CORP.

                                                             PAGE
                                                             ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................         5
Item 3.    Legal Proceedings...........................         5
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         5

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         6
Item 7     Financial Statements........................         8
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................        21


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......        21
Item 10.   Executive Compensation......................        23
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        24
Item 12.   Certain Relationships and Related
               Transactions............................        24

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        25



SIGNATURES.............................................        26

                            PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     3PM Holding Corp. (the "Company"), was incorporated on October 19, 1994 under the laws of the State of Colorado under the name 3PM, Inc., to engage in any lawful corporate undertaking. The Company has been in the developmental stage since inception and initially was engaged in the business of retail service and repair of electronic equipment under franchises. The Company acquired the rights to purchase five franchises, two of which were acquired and operated in the Denver Metropolitan area. In April 1996, the Company's Board of Directors elected to terminate the initial business plan, sold its repair franchises and rights thereto, and adopted a plan consistent with the plan outlined hereinbelow. The Company will seek out, investigate and possibly acquire an interest in business opportunities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below herein.

     The proposed business activities of the Company classify it as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     Management has continued to review prospective merger or acquisition candidates during the past fiscal year, but as of the date of this report, there is no agreement between the Company and any third party providing for the Company to merge or acquire any assets.

     During the fiscal year ended December 31, 1997, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein the Company caused to be registered its common stock. This registration statement became effective on or about January 29, 1998. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

Employees

     During the fiscal year ended December 31, 1997, the Company had no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company operates from its offices at 5650 Greenwood Plaza Blvd., Suite 216, Englewood, Colorado 80111. This space is provided to the Company on a rent free basis by the President of the Company and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

     Other Property. The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common or preferred equity of the Company.

     (b) Holders.  There are ten (10) holders of the Company's
Common Stock.

     As of the date of this report, all of the shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 1998, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     (a) Plan of Operation.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

     Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

ITEM 7.  FINANCIAL STATEMENTS

                              3PM HOLDING CORP.


                            FINANCIAL STATEMENTS

                                    with

                         INDEPENDENT AUDITORS' REPORT
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 AND FOR THE PERIOD JANUARY 1, 1997 (INCEPTION)
                           THROUGH DECEMBER 31, 1997

                              3PM HOLDING CORP.


                              TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Independent Auditors' Report                                                1

Balance Sheet                                                               2

Statement of Operations                                                     3

Statement of Changes in Stockholders' Equity                                4

Statement of Cash Flows                                                     5

Notes to Financial Statements                                            6-10

                         Kish, Leake & Associates P.C.
                          Certified Public Accountants
J.D.Kish, C.P.A., M.B.A.                      7901 E Belleview Ave - Suite 220
James D. Leake, C.P.A., M.T.                         Englewood, Colorado 80111
  ---------------------                               Telephone (303) 779-5006
Arleen R. Brogan, C.P.A.                              Facsimile (303) 779-5724

                         Independent Auditors' Report


Board of Directors
3PM Holding Corp.

We have audited the accompanying balance sheet of 3PM Holding Corp., (a Developmental Stage Company), as of December 31, 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended December 31, 1997 and 1996 and the period January 1, 1997 (Inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3PM Holding Corp., as of December 31, 1997, and the results of its operations and its cash flows for the fiscal years ended December 31, 1997 and 1996 and the period January 1, 1997 (Inception) through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The deficiency in working capital as of December 31, 1997 and the Company's operating loss since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
January 10, 1998

3PM Holding Corp.
Balance Sheet
------------------------------------------------------------------------------
                                                                     Audited
                                                                     December
                                                                     31, 1997
                                                                     --------
ASSETS

Current Assets:

   Cash                                                              $  2,071
                                                                     --------
TOTAL ASSETS                                                            2,071

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

   Accounts Payable Trade                                               2,000
   Notes Payable Related Party                                         69,510
   Accrued Interest Payable                                            10,832
                                                                     --------

Total Current Liabilities                                              82,342
                                                                     --------

TOTAL LIABILITIES                                                      82,342
                                                                     --------
SHAREHOLDERS' EQUITY

 Preferred Stock, Par Value $.01;
  Authorized 20,000,000 Shares 12/31/96 and 9/30/97;
  Issued and Outstanding 0 Shares 12/31/96 and 9/30/97.                     0

 Common Stock
  Authorized:  100,000 Shares 12/31/96 $.001 Par Value,
  100,000,000 Shares 9/30/97 $.0001 Par Value.
  Issued and Outstanding 50,000 Shares 12/31/96,
  500,000 Shares 9/30/97.                                                 50
 Additional Paid In Capital                                           59,950

 Retained Deficit                                                   (140,271)
                                                                    --------

TOTAL SHAREHOLDERS' EQUITY                                           (80,271)
                                                                    --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                $  2,071
                                                                    ========

     The Accompanying Notes Are An Integral Part Of These Financial Statements.

                                      -2-

3PM Holding Corp.
Statement Of Operations
------------------------------------------------------------------------------
                                                                    January
                                                                    1, 1997
                                            Audited     Audited   (Inception)
                                           Year Ended  Year Ended   through
                                            December    December    December
                                            31, 1997    31, 1996    31, 1997
                                            --------    --------    --------
REVENUE:                                    $      0    $      0    $      0

EXPENSES:

   Bank Charges                                   37         434          37
   Professional Fees                           2,288       6,085       2,288

Total                                          2,325       6,519       2,325
                                            --------    --------    --------

Net Income From Operations                    (2,325)     (6,519)     (2,325)
                                            --------    --------    --------

Other Income ( Expense):

   Interest Income                                 0         527           0
   Interest Expense                           (4,171)     (4,232)     (4,171)
                                            --------    --------    --------

Total Other Income (Expense)                  (4,171)     (3,705)     (4,171)
                                            --------    --------    --------

Net Income (Loss) Before Taxes               ($6,496)   ($10,224)    ($6,496)
                                            ========    ========    ========

Income Tax                                         0           0           0
                                            --------    --------    --------

Net Income (Loss) Before
 Discontinued Operations                     ($6,496)   ($10,224)    ($6,496)
                                            ========    ========    ========
Discontinued operations:
 Loss from operations of VCR
  Doctor Franchises                                0      (7,117)          0
 Loss on disposal of VCR Doctor,
  including operating loss of $5,633
  and loss on disposal of $29,863                  0     (35,496)          0
                                            --------    --------    --------

Net Income (Loss)                            ($6,496)   ($52,837)    ($6,496)
                                            ========    ========    ========


Net Income Per Common Share                   ($0.01)     ($0.11)     ($0.01)
                                            ========    ========    ========

Common Shares Outstanding                    500,000     500,000     500,000
                                            ========    ========    ========

     The Accompanying Notes Are An Integral Part Of These Financial Statements.

                                      -3-

3PM Holding Corp.
Statement Of Shareholders' Equity
------------------------------------------------------------------------------
                                     Number Of           Additional
                                       Common    Common   Paid-In   Retained
                                     Shares **   Stock    Capital   Earnings   Total
                                      --------  --------  --------  --------  --------
Balance At December 31, 1994           500,000  $     50  $ 59,950 ($ 14,212) $ 45,788

Net Loss December 31, 1995                                           (66,726)  (66,726)
                                      --------  --------  --------  --------  --------
Balance At December 31, 1995           500,000        50    59,950   (80,938)  (20,938)

Net Loss December 31, 1996                                           (52,837)  (52,837)
                                      --------  --------  --------  --------  --------
Balance At December 31, 1996           500,000        50    59,950  (133,775)  (73,775)

Net Loss December 31, 1997                                            (6,496)   (6,496)
                                      --------  --------  --------  --------  --------

Balance At December 31, 1997           500,000  $     50  $ 59,950 ($140,271) ($80,271)
                                      ========  ========  ========  ========  ========




         **  Reflects 10 for 1 Stock Split.



























     The Accompanying Notes Are An Integral Part Of These Financial Statements.

                                      -4-

3PM Holding Corp.
Statement Of Cash Flows
------------------------------------------------------------------------------
                                                                     January
                                                                     1, 1997
                                              Audited    Audited   (Inception)
                                            Year Ended  Year Ended   through
                                             December    December    December
                                             31, 1997    31, 1996    31, 1997
                                             --------    --------    --------
Net Income (Loss)                             ($6,496)   ($52,837)   ($ 6,496)
                                             --------    --------    --------
Items Not Affecting Cash Flow:

Depreciation & Amortization                         0       1,217           0
                                             --------    --------    --------
Total                                          (6,496)    (51,620)     (6,496)

(Increase) Decrease In Prepaid Expenses             0         450           0
(Increase) Decrease In Deposits                     0       1,450           0
Increase (Decrease) In Accounts
 Payable Trade                                 (2,391)        604      (2,391)
Increase (Decrease) In Other
 Accrued Expenses                               4,171       4,051       4,171
Increase (Decrease) In Payable to Bank              0      (3,646)          0
Loss on sale of Franchise                           0         375           0
                                             --------    --------    --------

Net Cash Flows Provided From Operations        (4,716)    (48,336)     (4,716)
                                             --------    --------    --------
Cash Flows From Investing Activities:

(Purchase) Sale of Signs                            0       1,980           0
(Purchase) Sale of Equipment                        0       2,576           0
Sale of Franchise                                   0      25,000           0
                                             --------    --------    --------
Net Cash Flows Provided From
 Investing Activities                               0      29,556           0
                                             --------    --------    --------

Cash Flows From Financing Activities:

Advances Received From  Shareholder             2,000      24,000       2,000
Issuance of Stock                                   0           0           0
                                             --------    --------    --------
Net Cash Flows Provided From
 Financing Activities                           2,000      24,000       2,000
                                             --------    --------    --------

Net Increase In Cash                           (2,716)      5,220      (2,716)
Cash At Beginning Of Period                     4,787        (433)      4,787
                                             --------    --------    --------

Cash At End Of Period                           2,071       4,787       2,071
                                             ========    ========    ========

Summary Of Non-Cash Investing And Financing Activities:                    $0

     The Accompanying Notes Are An Integral Part Of These Financial Statements.


                                      -5-
                                                                           15

3PM Holding Corp.
(A Development Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 1997 and 1996
______________________________________________




Note 1 - Organization and Summary of Significant Accounting Policies
____________________________________________________________________


Organization

On October 19, 1994, 3PM Holding Corp. (The Company), was incorporated under the laws of Colorado. The Company's primary purpose is any lawful business or activity.

The Company purchased three VCR Doctor franchises whose primary purpose is the operation of retail VCR repair stores. In April 1996, company management sold the VCR Doctor franchise and the related assets for $25,000 in the form of a note. The sale agreement was completed in May 1996 with a down payment and 48 monthly payments, however, the note was defaulted on and written off. Losses applicable to the discontinued franchise operations segment were $7,117 in 1996. There were no assets or liabilities from the franchise operations remaining after the sale and the Company ceased operations.

On January 1, 1997 the Company's management decided to search for a merger or acquisition candidate and, therefore, has entered into the development stage.


Development Stage

The Company is currently in the developmental stage and has no significant operations to date.


Property and Equipment

Furniture and equipment are stated at cost and are depreciated over their estimated economic lives. Depreciation is computed using the straight-line method.

3PM Holding Corp.
(A Developmental Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 1997 and 1996
______________________________________________


Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest in 1997 and 1996 was -0-.

Cash paid for income taxes in 1997 and 1996 was -0-.

There were no non-cash transactions.

Net Income (Loss) Per Common Stock

The net income (loss) per common share is computed by dividing the net income
(loss) for the period by the weighted average number of shares outstanding at December 31, 1997 and 1996.

Revenue Recognition

Revenue is recognized when repairs on the VCRs are complete.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could diffr from those estimates.


Note 2 - Capital Stock
______________________

Common Stock:

The Company initially authorized 100,000 shares of $.001 par value common stock.

In September 1996 the Company amended and restated its Articles of Incorporation and authorized 100,000,000 shares of $.0001 par value common stock.

3PM Holding Corp.
(A Developmental Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 1997 and 1996
______________________________________________


The Company has declared no dividends through December 31, 1997 and 1996.

On September 15, 1997 the board and the shareholders of the Company adopted a forward stock split of the then issued and outstanding common stock, whereby 10 shares of common stock were issued in exchange for each share then issued and outstanding. The Company's authorized capital remained the same.

Preferred Stock:

In September 1996 the Company amended and restated its Articles of Incorporation and authorized 20,000,000 shares $.01 par value non-voting preferred stock, the rights and preferences of which to be determined by the Board of Directors at the time of issuance.


Note 3 - Notes Payable
______________________

The Company maintains a $5,000 line of credit. The amount outstanding under this line at December 31, 1997 was $-0- bearing a 10.75% annual interest rate.

Shareholders of the Company made unsecured demand loans to the Company bearing simple interest at 6% annually.

Note 4 - Rent Leases
____________________

The Company leased two retail spaces for repairs of VCRs. Both operating leases expire December 31, 1997, however the franchises were sold in April 1996 and the lease agreements were settled.


Note 5 - Related Party Events
_____________________________

Shareholders in the Company loaned money to the Company at various times during the year.

3PM Holding Corp.
(A Developmental State Company)
Notes to Financial Statements
For The Years Ended December 31, 1997 and 1996
______________________________________________


Note 6 - Income Taxes
_____________________

At December 31, 1997, the Company had a net operating loss carryforward available for financial statement and Federal income tax purposes of approximately $63,179 which, if not used, will expire in varying amounts during the years 2010 to 2012.

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of December 31, 1997, the Company has a deferred tax asset of $12,636 primarily for its net operating loss carryforward which has been fully reserved through a valuation allowance. The change in the valuation allowance for 1996 is $1,299.

Note 7 - Impaired Asset
_______________________

As of December 31, 1996 the Company had an impaired asset of $14,625 (net of $375 amortization). This was an initial franchise fee for a VCR Doctor retail store which never commenced operations.

Note 8 - New Accounting Pronouncement
_____________________________________

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation , and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common stock equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully-diluted earnings per share. SFAS No. 128 is effective for the Company in 1997. However, the Company has a simple capital structure for the periods presented and therefore, there is no affect on the earnings per share presented due to the Company's adoption of SFAS No. 128.

3PM Holding Corp.
(A Developmental Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 1997 and 1996
______________________________________________



Note 9 - Going Concern
______________________

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 1997. It has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking a merger/acquisition candidate.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                          PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
________________           ___          _________________________

Gregory J. Simonds          45          President, Director

Gregory W. Skufca           38          Secretary/Treasurer &
                                          Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Gregory J. Simonds, is President and a director of the Company, positions he has held since the Company's inception. In addition to his positions with the Company, since June 1991, Mr. Simonds has been self-employed, acting as a consultant to various different companies, both public and private, as well as managing his own investment portfolio. Mr. Simonds is also President, Treasurer and a Director of Golden Chain Marketing, Inc., a privately held Colorado corporation in the development stage which intends to engage in the business of designing, manufacturing, merchandising and wholesale distribution of a full line of gold and silver products. Further, Mr. Simonds is also President and a director of Princeton Management Corporation, a Colorado corporation whose principal business is the same as that of the Company. In March 1990, Mr. Simonds, together with Mr. Skufca, formed GS2 Partnership, a Colorado general partnership, for the purposes of providing funding to start-up and development stage companies. Mr. Simonds received a Bachelor of Science degree from New England College, Henniker, New Hampshire in 1973. Mr. Simonds devotes only such time as necessary to the business of the Company, which time is not expected to exceed 20 hours per month.

     Gregory W. Skufca, is Secretary/Treasurer and a director of the Company, positions he has held since the Company's inception. In addition to his positions with the Company, since January 1989, Mr. Skufca is also the President of Financial Communications, Englewood, Colorado, a sole proprietorship engaged in assisting public and private investors, assisting in the obtaining and structuring of venture capital financing and public relations. In addition, Mr. Skufca is also Vice President, Secretary and a director of Golden Chain Marketing, Inc. Prior, from May 1987 through January 1989, Mr. Skufca served as a loan officer and consultant with Skufca-Meyer Financial Corp., Lakewood, Colorado, a small privately held lender specializing in residential mortgages and corporate financing. In March 1990, Mr. Skufca, together with Mr. Simonds, formed GS2 Partnership, a Colorado general partnership, for the purposes of providing funding to start-up and development stage companies. Mr. Skufca obtained a Bachelor's degree from the University of Colorado at Boulder in 1980. He devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, the Company believes that the Form 5 annual reports of the Company's officers, directors and holders of 10% or more of the outstanding shares of the Company, which are required to be filed within 45 days after the end of the Company's fiscal year, were timely filed. These reports reflected no changes in the securities holdings of any person.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the year ended December 31, 1997 of the chief executive officer of the Company.

                       SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                Under-             All
Name                             Annual   Restricted   lying            Other
and                               Compen-     Stock    Options/    LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)     SARs    Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)     ($)     ($)
__________  ____  ______  _____  ______    ________   _______   _______  ______
Gregory J.
Simonds,
President &       (1)(2)
Director    1997  $    0  $   0  $    0    $      0         0  $     0  $    0
_________________________

<F1>
(1)  Mr. Simonds did not receive any salary during the fiscal year ended
     December 31, 1997 from the Company.
<F2>
(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1998, except in the event the Company successfully consummates a business combination.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended December 31, 1997.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1997.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                   Address of           Nature of
Title              Beneficial           Beneficial     Percent of
of Class              Owner               Owner           Class
________    _________________________   __________     __________

Common      Greg Simonds                 160,000           32%
            5650 Greenwood Plaza Blvd.
            Suite 216
            Englewood, CO 80111

Common      Greg Skufca                  160,000           32%
            5650 Greenwood Plaza Blvd.
            Suite 216
            Englewood, CO 80111

Common      All Officers and             320,000           64%
            Directors as a
            Group (2 persons)

_______________

     The balance of the Company's outstanding Common Shares are held by 8 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In December 1995, GS2 Partnership, a Colorado general partnership in which Messrs. Simonds and Skufca are the general partners, loaned the Company the principal amounts of $69,510. GS2 Partnership was formed in 1990 to provide both start-up and development stage companies with capital to implement their business plans. The loan is unsecured, accrues interest at the rate of 6% per annum and is due upon demand. This loan related to the business activities of the Company described in Part I, Item 1, prior to the adoption of the Company's present business plan described herein above.

     However, it is the intention of Messrs. Simonds and Skufca to forgive this indebtedness if necessary in order to effectuate a merger or acquisition which the Company's Board of Directors believes to be in the best interests of the Company and its shareholders.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                           PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

     3.1*   Certificate and Articles of Incorporation

     3.2*   Bylaws

     EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on October 13, 1997 and are incorporated by reference herein.

(b)     Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 1998.

                               3PM HOLDING CORP.
                               (Registrant)


                               By:/s/ Gregory J. Simonds
                                  -------------------------------
                                  Gregory J. Simonds, President


                               By:/s/ Gregory W. Skufca
                                  -------------------------------
                                   Gregory W. Skufca, Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 1998.



/s/ Gregory J. Simonds
------------------------------
Gregory J. Simonds, Director


/s/ Gregory W. Skufca
------------------------------
Gregory W. Skufca, Director

                       3PM HOLDING CORP.

          Exhibit Index to Annual Report on Form 10-KSB
           For the Fiscal Year Ended December 31, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . .  28