Form 10QSB
period 1998-03-31
3PM HOLDING CORP
filed 1998-05-13
CIK 1046893

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                               Form 10-QSB

                          Quarterly Report Under
                    the Securities Exchange Act of 1934

                    For Quarter Ended:  March 31, 1998

                     Commission File Number:  0-23301



                             3PM HOLDING CORP.
      (Exact name of small business issuer as specified in its charter)



                                  Colorado
        (State or other jurisdiction of incorporation or organization)

                                 84-1284185
                     (IRS Employer Identification No.)

                    5650 Greenwood Plaza Blvd, Suite 216
                             Englewood, Colorado
                  (Address of principal executive offices)

                                    80111
                                  (Zip Code)

                               (303) 741-1118
                         (Issuer's Telephone Number)


             (Former name, former address and former fiscal year,
                        if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days:   Yes __X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1998, was 500,000 shares.

                                PART I


ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ended March 31, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's ability to acquire another existing business or assets. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

                     PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - NONE

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

          (a)     Exhibits

               EX-27     Financial Data Schedule

          (b)     Reports on Form 8-K - None.

3PM Holding Corp.
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                  March     December
                                                31, 1998    31, 1997
                                                ---------  ---------
ASSETS

Current Assets - Cash                                 $46     $2,071
                                                ---------  ---------
TOTAL ASSETS                                          $46     $2,071
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable Trade                             $2,311     $2,000
Notes Payable Related Party                        74,510     69,510
Accrued Interest Payable                           11,875     10,832
                                                ---------  ---------

Total Current Liabilities                          88,696     82,342
                                                ---------  ---------
SHAREHOLDERS' EQUITY

Preferred Stock , .01 Par Value
 Authorized 20,000,000 Shares; Issued
 And Outstanding -0- Shares                             0          0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                 50         50

Capital Paid In Excess Of
 Par Value Of Common Stock                         59,950     59,950

Retained (Deficit)                               (133,775)  (133,775)

Retained Earnings (Deficit)
 Accumulated During The
 Development Stage                                (14,875)    (6,496)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                        (88,650)   (80,271)
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $46     $2,071
                                                =========  =========

          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------
                                                            Inception
                                 Unaudited      Unaudited   January 1,
                                  3 Month        3 Month      1997
                                Period Ended   Period Ended  Through
                                   March          March       March
                                  31, 1998      31, 1997     31, 1998
                                ------------  ------------  ----------
Revenue                                   $0            $0          $0

Expenses:

Bank Charges                              25            57          62
Legal And Accounting                   7,311             0       9,599
                                ------------  ------------  ----------
Total                                  7,336            57       9,661
                                ------------  ------------  ----------
Net (Loss) Before Other Income        (7,336)          (57)     (9,661)

Interest Expense                      (1,043)       (1,043)     (5,214)
                                ------------  ------------  ----------
Net (Loss)                           ($8,379)      ($1,100)   ($14,875)
                                ============  ============  ==========
Basic (Loss) Per
 Common Share                         ($0.02)       ($0.00)
                                ============  ============
Weighted Average Common Shares
 Outstanding                         500,000       500,000
                                ============  ============












          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------
                                                             Inception
                                  Unaudited     Unaudited    January 1,
                                   3 Month       3 Month        1997
                                 Period Ended  Period Ended    Through
                                    March         March         March
                                  31, 1998      31, 1997      31, 1998
                                 ------------  ------------  ----------
Net (Loss)                            ($8,379)      ($1,100)   ($14,875)

Adjustments To Reconcile
 Net Loss To Net Cash
 Used In Operating Activities:              0             0           0

Debt paid by shareholder on
 behalf of Company                          0             0           0

Changes In Operating
Assets And Liabilities:
Increase in Account Payable               311            57      (2,080)
Increase in Other Accrued Expenses      1,043         1,043       5,214
                                 ------------  ------------  ----------
 Net Flows From Operations             (7,025)            0     (11,741)
                                 ------------  ------------  ----------
Cash Flows From
Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
Financing Activities:
Funds Received As Additional
 Capital Contribution                   5,000             0       7,000
                                 ------------  ------------  ----------
Cash Flows From Financing               5,000             0       7,000
                                 ------------  ------------  ----------
Net Increase In Cash                   (2,025)            0      (4,741)
Cash At Beginning Of Period             2,071         4,787       4,787
                                 ------------  ------------  ----------
Cash At End Of Period                     $46        $4,787         $46
                                 ============  ============  ==========

Summary Of Non-Cash Investing
And Financing Activities:

Debt paid by shareholder
 on behalf of Company                      $0            $0          $0
                                 ============  ============  ==========

          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
-------------------------------------------------------------------------------
                                                  (Deficit)
                                                 Accumulated
                  Number Of        Capital Paid  During The
                   Common   Common In Excess Of  Development Retained
                   Shares    Stock   Par Value      Stage    (Deficit)   Total
                  --------- ------ ------------ ------------ ---------  --------
Balance At
 December 31, 1997  500,000    $50      $59,950           $0 ($133,775) ($73,775)

Net (Loss) At
 December 31, 1997        0      0            0       (6,496)        0    (6,496)
                  --------- ------ ------------ ------------ ---------  --------
Balance At
 December 31, 1997  500,000    $50      $59,950      ($6,496)($133,775) ($80,271)

Net (Loss) At
 March 31, 1998                                       (8,379)             (8,379)
                  --------- ------ ------------ ------------ ---------  --------

Balance At
  March 31, 1998    500,000    $50      $59,950     ($14,875)($133,775) ($88,650)
                  ========= ====== ============ ============ =========  ========










          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


3PM Holding Corp.
Notes To Unaudited Financial Statements
For The Three Month Period Ended March 31, 1998

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month periods ended March 31, 1998 and March 31, 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              3PM HOLDING CORP.
                              (Registrant)

                              Dated:   May 13, 1998



                              By:  s/Gregory J. Simonds
                                   Gregory J. Simonds,
                                   President

                             3PM HOLDING CORP.

              Exhibit Index to Quarterly Report on Form 10-QSB
                    For the Quarter Ended March 31, 1998

EXHIBITS                                                           Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . . . 11