Form 10QSB
period 1998-06-30
3PM HOLDING CORP
filed 1998-07-10
CIK 1046893

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                               Form 10-QSB

                          Quarterly Report Under
                    the Securities Exchange Act of 1934

                     For Quarter Ended:  June 30, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1998, was 500,000 shares.

                                 PART I


ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ended June 30, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 1.     LEGAL PROCEEDINGS - NONE

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 9, 1998, the shareholders of the Company unanimously approved the proposed transaction between the Company and Northwood Sports, Inc. more fully described in Item 6 below.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a Form 8-K dated May 22, 1998, advising that, effective May 19, 1998, the Company entered into a letter of intent with Northwood Sports, Inc., a Canadian corporation ("Northwood"), whereby the Company agreed in principle to acquire all of the issued and outstanding shares of Northwood, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to (i) undertake a "forward split" of its common stock, whereby 2.4 shares of common stock shall be issued in exchange for each share of common stock issued and outstanding, in order to establish the number of issued and outstanding common shares of the Company at Closing to be 1,200,000 shares; (ii) issue to the Northwood shareholders an aggregate of 4,800,000 "restricted" common shares (post split), representing 80% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of Northwood. A copy of the Letter of Intent was annexed to the Form 8-K as an exhibit.

               The Company subsequently filed a Form 8-K dated May 29, 1998, advising of amendments to the aforesaid letter of intent amending Paragraph
1 and Paragraphs 2(A) and 2(D) thereof, whereby the Company would undertake a "forward split" of its common stock, whereby 4 shares of common stock would be issued in exchange for each share of common stock issued and outstanding, and that the Company would issued 6,400,000 shares of "restricted" common stock (post-split) to the Northwood shareholders in exchange for all of the issued and outstanding shares of Northwood. A copy of the Amendment to the Letter of Intent was annexed to the Form 8-K as an exhibit.

3PM Holding Corp.
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                  June      December
                                                30, 1998    31, 1997
                                                ---------  ---------
ASSETS

Current Assets - Cash                                 $46     $2,071
                                                ---------  ---------
TOTAL ASSETS                                          $46     $2,071
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable Trade                             $2,995     $2,000
Notes Payable Related Party                        74,510     69,510
Accrued Interest Payable                           11,875     10,832
                                                ---------  ---------

Total Current Liabilities                          89,380     82,342
                                                ---------  ---------
SHAREHOLDERS' EQUITY

Preferred Stock , .01 Par Value
 Authorized 20,000,000 Shares; Issued
 And Outstanding -0- Shares                             0          0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                 50         50

Capital Paid In Excess Of
 Par Value Of Common Stock                         59,950     59,950

Retained (Deficit)                               (133,775)  (133,775)

Retained Earnings (Deficit)
 Accumulated During The
 Development Stage                                (15,559)    (6,496)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                        (89,334)   (80,271)
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $46     $2,071
                                                =========  =========

          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------
                                                            Inception
                                 Unaudited      Unaudited   January 1,
                                  6 Month        6 Month      1997
                                Period Ended   Period Ended  Through
                                    June           June        June
                                  30, 1998      30, 1997     30, 1998
                                ------------  ------------  ----------
Revenue                                   $0            $0          $0

Expenses:

Bank Charges                              25            57          62
Legal And Accounting                   7,995             0      10,283
                                ------------  ------------  ----------
Total                                  7,995            57      10,345
                                ------------  ------------  ----------
Net (Loss) Before Other Income        (7,995)          (57)    (10,345)

Interest Expense                      (1,043)       (1,043)     (5,214)
                                ------------  ------------  ----------
Net (Loss)                           ($9,063)      ($1,100)   ($15,559)
                                ============  ============  ==========
Basic (Loss) Per
 Common Share                         ($0.02)       ($0.00)
                                ============  ============
Weighted Average Common Shares
 Outstanding                         500,000       500,000
                                ============  ============












          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------
                                                             Inception
                                  Unaudited     Unaudited    January 1,
                                   6 Month       6 Month        1997
                                 Period Ended  Period Ended    Through
                                    June          June          June
                                  31, 1998      31, 1997      31, 1998
                                 ------------  ------------  ----------
Net (Loss)                            ($9,063)      ($1,100)   ($15,559)

Adjustments To Reconcile
 Net Loss To Net Cash
 Used In Operating Activities:              0             0           0

Debt paid by shareholder on
 behalf of Company                          0             0           0

Changes In Operating
Assets And Liabilities:
Increase in Account Payable               995            57      (1,396)
Increase in Other Accrued Expenses      1,043         1,043       5,214
                                 ------------  ------------  ----------
 Net Flows From Operations             (7,025)            0     (11,741)
                                 ------------  ------------  ----------
Cash Flows From
Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
Financing Activities:
Funds Received As Additional
 Capital Contribution                   5,000             0       7,000
                                 ------------  ------------  ----------
Cash Flows From Financing               5,000             0       7,000
                                 ------------  ------------  ----------
Net Increase In Cash                   (2,025)            0      (4,741)
Cash At Beginning Of Period             2,071         4,787       4,787
                                 ------------  ------------  ----------
Cash At End Of Period                     $46        $4,787         $46
                                 ============  ============  ==========

Summary Of Non-Cash Investing
And Financing Activities:

Debt paid by shareholder
 on behalf of Company                      $0            $0          $0
                                 ============  ============  ==========

          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                                    7

3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
-------------------------------------------------------------------------------
                                                  (Deficit)
                                                 Accumulated
                  Number Of        Capital Paid  During The
                   Common   Common In Excess Of  Development Retained
                   Shares    Stock   Par Value      Stage    (Deficit)   Total
                  --------- ------ ------------ ------------ ---------  --------
Balance At
 December 31, 1997  500,000    $50      $59,950           $0 ($133,775) ($73,775)

Net (Loss) At
 December 31, 1997        0      0            0       (6,496)        0    (6,496)
                  --------- ------ ------------ ------------ ---------  --------
Balance At
 December 31, 1997  500,000    $50      $59,950      ($6,496)($133,775) ($80,271)

Net (Loss) At
 June 30, 1998                                        (9,063)             (9,063)
                  --------- ------ ------------ ------------ ---------  --------

Balance At
  June 30, 1998     500,000    $50      $59,950     ($15,559)($133,775) ($89,334)
                  ========= ====== ============ ============ =========  ========










      The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


3PM Holding Corp.
Notes To Unaudited Financial Statements
For The Six Month Period Ended June 30, 1998
--------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the six month periods ended June 30, 1998 and June 30, 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        3PM HOLDING CORP.
                                       (Registrant)

                                       Dated:  July 10, 1998



                                       By:  s/Gregory W. Skufca
                                          ---------------------------------
                                          Gregory W. Skufca,
                                          Secretary-Treasurer

                             3PM HOLDING CORP.

             Exhibit Index to Quarterly Report on Form 10-QSB
                   For the Quarter Ended June 30, 1998

EXHIBITS                                                           Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . . . 12