Form 10QSB
period 1998-09-30
3PM HOLDING CORP
filed 1998-11-13
CIK 1046893

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                         Form 10-QSB

                    Quarterly Report Under
              the Securities Exchange Act of 1934

             For Quarter Ended:  September 30, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes
  X     No     .
-----     -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1998, was 500,000 shares.

                             PART I


ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the nine month period ended September 30, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

          The Company generated no revenues during the nine month period ended September 30, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On July 9, 1998, the shareholders of the Company unanimously approved the proposed transaction between the Company and Northwood Sports, Inc., a Canadian corporation ("Northwood"), whereby the Company agreed in principle to acquire all of the issued and outstanding shares of Northwood, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to (i) undertake a "forward split" of its common stock, whereby 2.4 shares of common stock shall be issued in exchange for each share of common stock issued and outstanding, in order to establish the number of issued and outstanding common shares of the Company at Closing to be 1,200,000 shares; (ii) issue to the Northwood shareholders an aggregate of 4,800,000 "restricted" common shares (post split), representing 80% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of Northwood. As of the date of this report, Northwood has not provided the necessary documentation to allow the transaction to close. However, management has the position that if Northwood does not provide such documentation in the near future, management intends to terminate the transaction and the Company will seek another candidate for the purpose of merger or acquisition of assets to fulfill its intended business plan.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

3PM Holding Corp.
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                September   December
                                                30, 1998    31, 1997
                                                ---------  ---------
ASSETS

Current Assets - Cash                           $       0  $   2,071
                                                ---------  ---------
TOTAL ASSETS                                    $       0  $   2,071
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Bank Overdraft                                  $      10  $       0
Accounts Payable Trade                              3,661      2,000
Notes Payable Related Party                        74,510     69,510
Accrued Interest Payable                           14,036     10,832
                                                ---------  ---------

Total Current Liabilities                          92,217     82,342
                                                ---------  ---------
SHAREHOLDERS' EQUITY

Preferred Stock , .01 Par Value
 Authorized 20,000,000 Shares; Issued
 And Outstanding -0- Shares                             0          0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                 50         50

Capital Paid In Excess Of
 Par Value Of Common Stock                         59,950     59,950

Retained (Deficit)                               (133,775)  (133,775)

Retained Earnings (Deficit)
 Accumulated During The
 Development Stage                                (18,442)    (6,496)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                        (92,217)   (80,271)
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $       0  $   2,071
                                                =========  =========

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.



3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------
                                                            Inception
                                 Unaudited     Unaudited    January 1,
                                  9 Month       9 Month       1997
                                Period Ended  Period Ended   Through
                                 September      September   September
                                  30, 1998      30, 1997     30, 1998
                                ------------  ------------  ----------
Revenue                         $          0  $          0  $        0

Expenses:

Bank Charges                              81             8         118
Legal And Accounting                   8,661           288      10,949
                                ------------  ------------  ----------
Total                                  8,742           296      11,067
                                ------------  ------------  ----------
Net (Loss) Before Other Income        (8,742)         (296)    (11,067)

Interest Expense                      (3,204)            0      (7,375)
                                ------------  ------------  ----------
Net (Loss)                      $    (11,946) $       (296) $  (18,442)
                                ============  ============  ==========
Basic (Loss) Per
 Common Share                         ($0.02)       ($0.00)
                                ============  ============
Weighted Average Common Shares
 Outstanding                         500,000       500,000
                                ============  ============












     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------
                                            Unaudited     Unaudited
                                             3 Month       3 Month
                                           Period Ended  Period Ended
                                            September      September
                                             30, 1998      30, 1997
                                           ------------  ------------
Revenue                                    $          0  $          0

Expenses:

Bank Charges                                         56             0
Legal And Accounting                                666             0
                                           ------------  ------------
Total                                               722             0
                                           ------------  ------------
Net (Loss) Before Other Income                     (722)            0

Other Income -Interest                           (2,161)            0
                                           ------------  ------------
Net (Loss)                                 $     (2,883) $          0
                                           ============  ============
Basic (Loss) Per
 Common Share                                    ($0.01)       ($0.00)
                                           ============  ============
Weighted Average Common Shares
 Outstanding                                    500,000       500,000
                                           ============  ============












     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------
                                                             Inception
                                  Unaudited     Unaudited    January 1,
                                   9 Month       9 Month        1997
                                 Period Ended  Period Ended    Through
                                  September     September     September
                                  30, 1998      30, 1997      31, 1998
                                 ------------  ------------  ----------
Net (Loss)                       $    (11,946) $       (296) $  (18,442)

Adjustments To Reconcile
 Net Loss To Net Cash
 Used In Operating Activities:              0             0           0

Debt paid by shareholder on
 behalf of Company                      5,000             0           0

Changes In Operating
Assets And Liabilities:

Increase in Account Payable             1,671        (4,391)       (720)
Increase in Other Accrued Expenses      3,204             0       7,375
                                 ------------  ------------  ----------
 Net Flows From Operations             (2,071)       (4,687)    (11,787)
                                 ------------  ------------  ----------
Cash Flows From
Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
Financing Activities:

Issuance of Note Payable                    0         2,000       7,000
                                 ------------  ------------  ----------
Cash Flows From Financing                   0         2,000       7,000
                                 ------------  ------------  ----------
Net Increase In Cash                   (2,071)       (2,687)     (4,787)
Cash At Beginning Of Period             2,071         4,787       4,787
                                 ------------  ------------  ----------
Cash At End Of Period            $          0  $      2,100  $        0
                                 ============  ============  ==========

Summary Of Non-Cash Investing
And Financing Activities:        $          0  $          0  $        0
                                 ============  ============  ==========

     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
-------------------------------------------------------------------------------
                                                  (Deficit)
                                                 Accumulated
                  Number Of        Capital Paid  During The
                   Common   Common In Excess Of  Development Retained
                   Shares    Stock   Par Value      Stage    (Deficit)   Total
                  --------- ------ ------------ ------------ ---------  --------
Balance At
 December 31, 1996  500,000 $   50 $     59,950 $          0 $(133,775) $(73,775)

Net (Loss) At
 December 31, 1997        0      0            0       (6,496)        0    (6,496)
                  --------- ------ ------------ ------------ ---------  --------
Balance At
 December 31, 1997  500,000 $   50 $     59,950 $     (6,496)$(133,775) $(80,271)

Net (Loss) At
 Sept. 30, 1998                                      (11,946)            (11,946)
                  --------- ------ ------------ ------------ ---------  --------

Balance At
  Sept. 30, 1998    500,000 $   50 $     59,950 $    (18,442)$(133,775) $(92,217)
                  ========= ====== ============ ============ =========  ========










     The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


3PM Holding Corp.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended September 30, 1998

Note 1 - Unaudited Financial Information

The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the nine month interim period ended September 30, 1998 and 1997. The adjustments consist only of normal reoccurring accruals. The results of operations for the nine month interim period ended September 30, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.

                          SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              3PM HOLDING CORP.
                              (Registrant)

                              Dated:  November 13, 1998



                              By:  s/Gregory J. Simonds
                                 --------------------------------
                                 Gregory J. Simonds, President

                      3PM HOLDING CORP.

        Exhibit Index to Quarterly Report on Form 10-QSB
           For the Quarter Ended September 30, 1998

EXHIBITS                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . .     13