Form 10KSB
period 1998-12-31
3PM HOLDING CORP
filed 1999-03-30
CIK 1046893

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

        For the fiscal year ended December 31, 1998

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
                       Yes  X   No
                          -----   -----

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

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 29, 1999: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 29, 1999 there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

           This Form 10-KSB consists of Twenty-Seven Pages.
             Exhibit Index is Located at Page Twenty-Six.

                       TABLE OF CONTENTS

                   FORM 10-KSB ANNUAL REPORT

                       3PM HOLDING CORP.

                                                             PAGE
                                                             ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................         6
Item 3.    Legal Proceedings...........................         6
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         6

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         7
Item 7     Financial Statements........................         8
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................        20


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......        20
Item 10.   Executive Compensation......................        21
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        23
Item 12.   Certain Relationships and Related
               Transactions............................        23

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        24



SIGNATURES.............................................        25

                            PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     3PM Holding Corp. (the "Company"), was incorporated on October 19, 1994, under the laws of the State of Colorado under the name 3PM, Inc. to engage in any lawful corporate undertaking. The Company has been in the developmental stage since inception and initially was engaged in the business of retail service and repair of electronic equipment under franchises. The Company acquired the rights to purchase five franchises, two of which were acquired and operated in the Denver Metropolitan area. In April 1997, the Company's Board of Directors elected to terminate the initial business plan, sold its repair franchises and rights thereto, and adopted a plan consistent with the plan outlined hereinbelow. The Company will seek out, investigate and possibly acquire an interest in business opportunities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below herein.

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

     Effective May 19, 1998, the Company entered into a letter of intent with Northwood Sports, Inc., a Canadian corporation ("Northwood"), whereby the Company agreed in principle to acquire all of the issued and outstanding shares of Northwood in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to (i) undertake a "forward split" of its common stock, whereby 2.4 shares of common stock shall be issued in exchange for each share of common stock issued and outstanding, in order to establish the number of issued and outstanding common shares of the Company at Closing to be 1,200,000 shares; (ii) issue to the Northwood shareholders an aggregate of 4,800,000 "restricted" common shares (post split), representing 80% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of Northwood.

     The proposed transaction is subject to satisfaction of certain conditions, including completion of due diligence activities, the approval of the transaction by all of the Northwood shareholders and the approval of the proposed transaction by the shareholders of the Company. The aforesaid transaction has not closed as of the date of this report due primarily to certain issues relating to Northwood. As of the date of this report, management is continuing discussions with management of Northwood concerning the proposed transaction, but there can be no assurances that such transaction will be successfully closed. In this regard, management is continuing to review prospective merger or acquisition candidates, but as of the date of this report, there is no agreement between the Company and any third party providing for the Company to merge or acquire any assets.

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

Employees

     During the fiscal year ended December 31, 1998, the Company had no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

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

     (a) Plan of Operation.
         ------------------

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

ITEM 7.  FINANCIAL STATEMENTS

                              3PM HOLDING CORP.


                            FINANCIAL STATEMENTS

                                    with

                         INDEPENDENT AUDITORS' REPORT
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 AND FOR THE PERIOD JANUARY 1, 1997 (INCEPTION)
                           THROUGH DECEMBER 31, 1998

                              3PM HOLDING CORP.


                              TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Independent Auditors' Report                                                1

Balance Sheet                                                               2

Statement of Operations                                                     3

Statement of Changes in Stockholders' Equity                                4

Statement of Cash Flows                                                     5

Notes to Financial Statements                                             6-9

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

                         Independent Auditors' Report


Board of Directors
3PM Holding Corp.

We have audited the accompanying balance sheet of 3PM Holding Corp., (a Developmental Stage Company), as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended December 31, 1998 and 1997 and the period January 1, 1997 (Inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3PM Holding Corp., as of December 31, 1998, and the results of its operations and its cash flows for the fiscal years ended December 31, 1998 and 1997 and the period January 1, 1997 (Inception) through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The deficiency in working capital as of December 31, 1998 and the Company's operating loss since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
March 18, 1999

3PM Holding Corp.
Balance Sheet
------------------------------------------------------------------------------
                                                                     Audited
                                                                     December
                                                                     31, 1998
                                                                     --------

ASSETS

Current Assets:

   Cash                                                              $    131
                                                                     --------
TOTAL ASSETS                                                              131

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

   Accounts Payable Trade                                               4,365
   Notes Payable Related Party                                         74,710
   Accrued Interest Payable                                            15,315
                                                                     --------

Total Current Liabilities                                              94,390
                                                                     --------

TOTAL LIABILITIES                                                      94,390
                                                                     --------
SHAREHOLDERS' EQUITY

 Preferred Stock, Par Value $.01;
  Authorized 20,000,000 Shares 12/31/96 and 9/30/97;
  Issued and Outstanding 0 Shares 12/31/96 and 9/30/97.                     0

 Common Stock
  Authorized:  100,000 Shares 12/31/96 $.001 Par Value,
  100,000,000 Shares 9/30/97 $.0001 Par Value.
  Issued and Outstanding 50,000 Shares 12/31/96,
  500,000 Shares 9/30/97.                                                 50
 Additional Paid In Capital                                           59,950

 Retained Deficit                                                   (154,259)
                                                                    --------

TOTAL SHAREHOLDERS' EQUITY                                           (94,259)
                                                                    --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                $    131
                                                                    ========

          The Accompanying Notes Are An Integral Part Of These Financial Statements.

3PM Holding Corp.
Statement Of Operations
------------------------------------------------------------------------------
                                                                    January
                                                                    1, 1997
                                            Audited     Audited   (Inception)
                                           Year Ended  Year Ended   through
                                            December    December    December
                                            31, 1998    31, 1997    31, 1998
                                            --------    --------    --------
REVENUE:                                    $      0    $      0    $      0

EXPENSES:

   Administrative Expense                         25           0          25
   Bank Charges                                  111          37         148
   Professional Fees                           9,365       2,288      11,653

Total                                          9,501       2,325      11,826
                                            --------    --------    --------

Net Income From Operations                    (9,501)     (2,325)    (11,826)
                                            --------    --------    --------

Other Income ( Expense):

   Interest Income                                 0           0           0
   Interest Expense                           (4,487)     (4,171)     (8,658)
                                            --------    --------    --------

Total Other Income (Expense)                  (4,487)     (4,171)     (8,658)
                                            --------    --------    --------

Net Income (Loss) Before Taxes              ($13,988)   ($ 6,496)   ($20,484)
                                            ========    ========    ========

Income Tax                                         0           0           0
                                            --------    --------    --------

Net Income (Loss)                           ($13,988)   ($ 6,496)   ($20,484)
                                            ========    ========    ========


Basic Earnings (Loss) Per Common Share        ($0.03)     ($0.01)     ($0.04)
                                            ========    ========    ========

Common Shares Outstanding                    500,000     500,000     500,000
                                            ========    ========    ========

     The Accompanying Notes Are An Integral Part Of These Financial Statements.

3PM Holding Corp.
Statement Of Shareholders' Equity
------------------------------------------------------------------------------

                                     Number Of           Additional
                                       Common    Common   Paid-In   Retained
                                     Shares **   Stock    Capital   Earnings   Total
                                      --------  --------  --------  --------  --------
Balance At December 31, 1994           500,000  $     50  $ 59,950 ($ 14,212) $ 45,788

Net Loss December 31, 1995                                           (66,726)  (66,726)
                                      --------  --------  --------  --------  --------
Balance At December 31, 1995           500,000        50    59,950   (80,938)  (20,938)

Net Loss December 31, 1996                                           (52,837)  (52,837)
                                      --------  --------  --------  --------  --------
Balance At December 31, 1996           500,000        50    59,950  (133,775)  (73,775)

Net Loss December 31, 1997                                            (6,496)   (6,496)
                                      --------  --------  --------  --------  --------
Balance At December 31, 1997           500,000        50    59,950  (140,271)  (80,271)

Net Loss December 31, 1998                                           (13,988)  (13,988)
                                      --------  --------  --------  --------  --------

Balance At December 31, 1998           500,000  $     50  $ 59,950 ($154,259) ($94,259)
                                      ========  ========  ========  ========  ========




         **  Reflects 10 for 1 Stock Split.
























     The Accompanying Notes Are An Integral Part Of These Financial Statements.

3PM Holding Corp.
Statement Of Cash Flows
------------------------------------------------------------------------------
                                                                     January
                                                                     1, 1997
                                              Audited    Audited   (Inception)
                                            Year Ended  Year Ended   through
                                             December    December    December
                                             31, 1998    31, 1997    31, 1998
                                             --------    --------    --------
Net Income (Loss)                            ($13,988)   ($ 6,496)   ($20,484)
                                             --------    --------    --------
Items Not Affecting Cash Flow:

Depreciation & Amortization                         0           0           0
                                             --------    --------    --------
Total                                         (13,988)     (6,496)    (20,484)

Increase (Decrease) In Accounts
 Payable Trade                                  2,365      (2,391)        (26)
Increase (Decrease) In Other
 Accrued Expenses                               4,483       4,171       8,654
                                             --------    --------    --------

Net Cash Flows Provided From Operations        (7,140)     (4,716)    (11,856)
                                             --------    --------    --------
Cash Flows From Investing Activities:

Net Cash Flows Provided From
 Investing Activities                               0           0           0
                                             --------    --------    --------

Cash Flows From Financing Activities:

Advances Received From  Shareholder             5,200       2,000       7,200
Issuance of Stock                                   0           0           0
                                             --------    --------    --------
Net Cash Flows Provided From
 Financing Activities                           5,200       2,000       7,200
                                             --------    --------    --------

Net Increase In Cash                           (1,940)     (2,716)     (4,656)
Cash At Beginning Of Period                     2,071       4,787       4,787
                                             --------    --------    --------

Cash At End Of Period                        $    131    $  2,071    $    131
                                             ========    ========    ========

Summary Of Non-Cash Investing
  And Financing Activities:                                          $      0
                                                                     ========

     The Accompanying Notes Are An Integral Part Of These Financial Statements.


3PM Holding Corp.
(A Development Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 1998 and 1997
______________________________________________




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

3PM Holding Corp.
(A Developmental Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 1998 and 1997
______________________________________________


Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest in 1998 and 1997 was -0-.

Cash paid for income taxes in 1998 and 1997 was -0-.

There were no non-cash transactions.

Net Income (Loss) Per Common Stock

The net income (loss) per common share is computed by dividing the net income
(loss) for the period by the weighted average number of shares outstanding at December 31, 1998 and 1997.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.


Note 2 - Capital Stock
______________________

Common Stock:

The Company initially authorized 100,000 shares of $.001 par value common stock.

In September 1996 the Company amended and restated its Articles of Incorporation and authorized 100,000,000 shares of $.0001 par value common stock.

3PM Holding Corp.
(A Developmental Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 1998 and 1997
______________________________________________


The Company has declared no dividends through December 31, 1998 and 1997.

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


Note 3 - Notes Payable
______________________

The Company maintains a $5,000 line of credit. The amount outstanding under this line at December 31, 1998 was $-0- bearing a 10.75% annual interest rate.

Shareholders of the Company made unsecured demand loans to the Company bearing simple interest at 6% annually.

Note 4 - Rent Leases
____________________

The Company leased two retail spaces for repairs of VCRs. Both operating leases expired December 31, 1997, however the franchises were sold in April 1996 and the lease agreements were settled.


Note 5 - Related Party Events
_____________________________

Shareholders in the Company loaned money to the Company at various times during the year.

3PM Holding Corp.
(A Developmental State Company)
Notes to Financial Statements
For The Years Ended December 31, 1998 and 1997
______________________________________________


Note 6 - Income Taxes
_____________________

In 1995 the Company elected to have its income taxed under section 1372 of the Internal Revenue code which provides that, in lieu of corporation income taxes, the shareholders are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal or state income taxes are included in the financial statements for the year ended December 31, 1997. On January 1, 1998 this election was revoked and the Corporation is now subject to Federal and State income taxation.

Income taxes are provided for the tax effects of transactions reported on the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future income and tax credits that are available to offset federal income taxes.

Due to the Company's net operating loss in the year ended December 31, 1998 of $13,988 there are no income taxes currently due. As of December 31, 1998 the Company has a deferred tax asset of $2,798 primarily from its net operating loss carry forward which has been fully reserved through a valuation allowance.

The change in the valuation allowance at December 31, 1998 was $2,798.

At December 31, 1998, the Company had a net operating loss carryforward available for financial statement and Federal income tax purposes of approximately $13,988 which, if not used, will expire in varying amounts during the year 2013.


Note 7 - Basis of Presentation
______________________________

In the course of its development activities, the Company has sustained continuing losses and expects such losses to continue in the foreseeable future. The Company's ability to continue as a going concern is dependent upon finding a successful merger or acquisition candidate.

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

     The Directors and Officers of the Company as of the date of this report are as follows:

       Name                Age                Position
------------------         ---          ---------------------

Gregory J. Simonds          48          President, Director

Gregory W. Skufca           41          Secretary/Treasurer &
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

     (b) Resumes:

     Gregory J. Simonds, is President and a director of the Company, positions he has held since the Company's inception. In addition to his positions with the Company, since June 1991, Mr. Simonds has been self-employed, acting as a consultant to various different companies, both public and private, as well as managing his own investment portfolio. Mr. Simonds is also President and a director of Buckeye Oil and Gas, Inc., a Colorado corporation, which intends to file a Form 10-SB with the Securities and Exchange Commission and, thereafter, adopt a business plan similar to that of the Company to seek and consummate a merger or acquisition with a private entity. In March 1990, Mr. Simonds, together with Mr. Skufca, formed GS2 Partnership, a Colorado general partnership, for the purposes of providing funding to start-up and development stage companies. Mr. Simonds received a Bachelor of Science degree from New England College, Henniker, New Hampshire in 1973. Mr. Simonds devotes only such time as necessary to the business of the Company, which time is not expected to exceed 20 hours per month.

     Gregory W. Skufca, is Secretary/Treasurer and a director of the Company, positions he has held since the Company's inception. In addition to his positions with the Company, since January 1989, Mr. Skufca is also the President of Financial Communications, Englewood, Colorado, a sole proprietorship engaged in assisting public and private investors, assisting in the obtaining and structuring of venture capital financing and public relations. Prior, from May 1987 through January 1989, Mr. Skufca served as a loan officer and consultant with Skufca-Meyer Financial Corp., Lakewood, Colorado, a small privately held lender specializing in residential mortgages and corporate financing. In March 1990, Mr. Skufca, together with Mr. Simonds, formed GS2 Partnership, a Colorado general partnership, for the purposes of providing funding to start-up and development stage companies. Further, Mr. Skufca is President and a director of Zaba International, Inc., f/k/a HA Spinnaker, Inc., a Colorado corporation, whose principal business is the same as that of the Company. Mr. Skufca obtained a Bachelor's degree from the University of Colorado at Boulder in 1980. He devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Because there were no changes in the security holdings of any officer, director or principal shareholder of the Company, no reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1998 and 1997 of the chief executive officer of the Company.

                          SUMMARY COMPENSATION TABLE

                                            Long Term Compensation
                                         ____________________________

                   Annual Compensation         Awards         Payouts
                  _____________________  ____________________ _______
                                                   Securities
                                 Other               Under-              All
Name                             Annual  Restricted  lying              Other
and                              Compen-    Stock    Options/   LTIP   Compen-
Principal         Salary  Bonus  sation    Award(s)    SARs    Payouts  sation
Position    Year   ($)     ($)    ($)       ($)        (#)       ($)     ($)
__________  ____  ______  _____  ______   ________   _______   _______  ______
Gregory J.        (1)(2)
Simonds,    1998  $    0  $   0  $    0   $      0         0   $     0  $    0
President   1997       0      0       0          0         0         0       0
& Director
_________________________

<F1>
(1)  Mr. Simonds did not receive any salary during the fiscal year ended
     December 31, 1998 from the Company.
<F2>
(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1999, except in the event the Company successfully consummates a business combination.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended December 31, 1998.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1998.

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

__________________

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

(a)  Exhibits
     --------

     3.1*   Certificate and Articles of Incorporation

     3.2*   Bylaws

     EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on October 13, 1998 and are incorporated by reference herein.

(b)  Reports on Form 8-K
     -------------------

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

                        SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                               3PM HOLDING CORP.
                               (Registrant)


                               By:  s/Gregory J. Simonds
                                  -------------------------------
                                  Gregory J. Simonds, President


                               By:  s/Gregory W. Skufca
                                  -------------------------------
                                   Gregory W. Skufca, Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.



 s/Gregory J. Simonds
------------------------------
Gregory J. Simonds, Director


 s/Gregory W. Skufca
------------------------------
Gregory W. Skufca, Director

                       3PM HOLDING CORP.

         Exhibit Index to Annual Report on Form 10-KSB
          For the Fiscal Year Ended December 31, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .    27