Form 10QSB
period 1999-03-31
3PM HOLDING CORP
filed 1999-05-12
CIK 1046893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1999, was 500,000 shares.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS.

                  The unaudited financial statements for the three month period ended March 31, 1999, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

                  The Company generated no revenues during the three month period ended March 31, 1999. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



3PM Holding Corp.
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                  March     December
                                                31, 1999    31, 1998
                                                ---------  ---------
ASSETS

Current Assets - Cash                           $     502  $     131
                                                ---------  ---------
TOTAL ASSETS                                    $     502  $     131
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable Trade                          $   3,953  $   4,365
Notes Payable Related Party                        77,210     74,710
Accrued Interest Payable                           16,435     15,315
                                                ---------  ---------

Total Current Liabilities                          97,598     94,390
                                                ---------  ---------
SHAREHOLDERS' EQUITY

Preferred Stock , .01 Par Value
 Authorized 20,000,000 Shares; Issued
 And Outstanding -0- Shares                             0          0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                 50         50

Capital Paid In Excess Of
 Par Value Of Common Stock                         59,950     59,950

Retained (Deficit)                               (133,775)  (133,775)

Retained Earnings (Deficit)
 Accumulated During The
 Development Stage                                (23,321)   (20,484)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                        (97,096)   (94,259)
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     502  $     131
                                                =========  =========

          The Accompanying Notes Are An Integral Part Of These Unaudited
Financial Statements.





3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------
                                                            Inception
                                 Unaudited     Unaudited    January 1,
                                  3 Month       3 Month       1997
                                Period Ended  Period Ended   Through
                                   March         March        March
                                  31, 1999      31, 1998     31, 1999
                                ------------  ------------  ----------
Revenue                         $          0  $          0  $        0

Expenses:

Administrative Expenses                    0             0          25
Bank Charges                              28            25         176
Legal And Accounting                   1,688         7,311      13,341
                                ------------  ------------  ----------
Total                                  1,716         7,336      13,542
                                ------------  ------------  ----------
Net (Loss) Before Other Income        (1,716)       (7,336)    (13,542)

Interest Expense                      (1,121)       (1,043)     (9,779)
                                ------------  ------------  ----------
Net (Loss)                      $     (2,837) $     (8,379) $  (23,321)
                                ============  ============  ==========
Basic (Loss) Per
 Common Share                         ($0.01)       ($0.02)
                                ============  ============
Weighted Average Common Shares
 Outstanding                         500,000       500,000
                                ============  ============












          The Accompanying Notes Are An Integral Part Of These Unaudited
Financial Statements.






3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------
                                                             Inception
                                  Unaudited     Unaudited    January 1,
                                   3 Month       3 Month        1997
                                 Period Ended  Period Ended    Through
                                    March         March         March
                                  31, 1999      31, 1998      31, 1999
                                 ------------  ------------  ----------
Net (Loss)                       $     (2,837) $     (8,379) $  (23,321)

Adjustments To Reconcile
 Net Loss To Net Cash
 Used In Operating Activities:              0             0           0

Debt paid by shareholder on
 behalf of Company                          0             0           0

Changes In Operating
Assets And Liabilities:

Increase (Decrease) in
  Account Payable                        (413)          311        (439)
Increase in Other
  Accrued Expenses                      1,121         1,043       9,775
                                 ------------  ------------  ----------
 Net Flows From Operations             (2,129)       (7,025)    (13,985)
                                 ------------  ------------  ----------
Cash Flows From
Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
Financing Activities:

Monies Received From Loans              2,500         5,000       9,700
                                 ------------  ------------  ----------
Cash Flows From Financing               2,500         5,000       9,700
                                 ------------  ------------  ----------
Net Increase In Cash                      371        (2,025)     (4,285)
Cash At Beginning Of Period               131         2,071       4,787
                                 ------------  ------------  ----------
Cash At End Of Period            $        502  $         46  $      502
                                 ============  ============  ==========

Summary Of Non-Cash Investing
And Financing Activities:        $          0  $          0  $        0
                                 ============  ============  ==========

          The Accompanying Notes Are An Integral Part Of These Unaudited
Financial Statements.

                                        6




3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
-------------------------------------------------------------------------------
                                                  (Deficit)
                                                 Accumulated
                  Number Of        Capital Paid  During The
                   Common   Common In Excess Of  Development Retained
                   Shares    Stock   Par Value      Stage    (Deficit)   Total
                  --------- ------ ------------ ------------ ---------  --------
Balance At
 December 31, 1996  500,000 $   50 $     59,950 $          0 $(133,775) $(73,775)

Net (Loss) At
 December 31, 1997        0      0            0       (6,496)        0    (6,496)
                  --------- ------ ------------ ------------ ---------  --------
Balance At
 December 31, 1997  500,000 $   50 $     59,950 $     (6,496)$(133,775) $(80,271)

Net (Loss) At
 December 31, 1998        0      0            0      (13,988)        0   (13,988)
                  --------- ------ ------------ ------------ ---------  --------
Balance At
 December 31, 1997  500,000 $   50 $     59,950 $    (20,484)$(133,775) $(94,259)

Net (Loss) At
 March 31, 1999           0      0            0       (2,837)        0    (2,837)
                  --------- ------ ------------ ------------ ---------  --------

Balance At
  March 31, 1999    500,000 $   50 $     59,950 $    (23,321)$(133,775) $(97,096)
                  ========= ====== ============ ============ =========  ========










        The Accompanying Notes Are An Integral Part Of These Unaudited Financial
Statements.


                                        7

3PM Holding Corp.
Notes To Unaudited Financial Statements
For The Three Month Period Ended March 31, 1999

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended March 31, 1999 were taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

Note 2 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        3PM HOLDING CORP.
                                        (Registrant)

                                        Dated:  May 12, 1999


                                        By:  s/Gregory J. Simonds
                                           -----------------------------------
                                           Gregory J. Simonds, President

                                3PM HOLDING CORP.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999


EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................11