Form 10QSB
period 1999-06-30
3PM HOLDING CORP
filed 1999-08-13
CIK 1046893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1999, was 500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1999, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ended June 30, 1999. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

        (a)      Exhibits

                 EX-27            Financial Data Schedule

        (b)      Reports on Form 8-K

                 None.



3PM Holding Corp.
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                  June      December
                                                30, 1999    31, 1998
                                                ---------  ---------
ASSETS

Current Assets - Cash                           $     480  $     131
                                                ---------  ---------
TOTAL ASSETS                                    $     480  $     131
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable Trade                          $   4,867  $   4,365
Notes Payable Related Party                        77,210     74,710
Accrued Interest Payable                           17,594     15,315
                                                ---------  ---------

Total Current Liabilities                          99,671     94,390
                                                ---------  ---------
SHAREHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
 Authorized 20,000,000 Shares; Issued
 And Outstanding -0- Shares                             0          0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                 50         50

Capital Paid In Excess Of
 Par Value Of Common Stock                         59,950     59,950

Retained (Deficit)                               (133,775)  (133,775)

Retained Earnings (Deficit)
 Accumulated During The
 Development Stage                                (25,416)   (20,484)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                        (99,191)   (94,259)
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     480  $     131
                                                =========  =========

          The Accompanying Notes Are An Integral Part Of These Unaudited
Financial Statements.




3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------
                                                            Inception
                                 Unaudited     Unaudited    January 1,
                                  6 Month       6 Month       1997
                                Period Ended  Period Ended   Through
                                    June          June         June
                                  30, 1999      30, 1998     30, 1999
                                ------------  ------------  ----------
Revenue                         $          0  $          0  $        0

Expenses:

Administrative Expenses                    0             0          25
Bank Charges                              51            25         199
Legal And Accounting                   2,602         7,995      14,255
                                ------------  ------------  ----------
Total                                  2,653         8,020      14,479
                                ------------  ------------  ----------
Net (Loss) Before Other Income        (2,653)       (8,020)    (14,479)

Interest Expense                      (2,279)       (1,043)    (10,937)
                                ------------  ------------  ----------
Net (Loss)                      $     (4,932) $     (9,063) $  (25,416)
                                ============  ============  ==========
Basic (Loss) Per
 Common Share                         ($0.01)       ($0.02)
                                ============  ============
Weighted Average Common Shares
 Outstanding                         500,000       500,000
                                ============  ============












          The Accompanying Notes Are An Integral Part Of These Unaudited
Financial Statements.




3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------

                                            Unaudited     Unaudited
                                             3 Month       3 Month
                                           Period Ended  Period Ended
                                               June          June
                                             30, 1999      30, 1998
                                           ------------  ------------
Revenue                                    $          0  $          0

Expenses:

Bank Charges                                         23            25
Legal And Accounting                                914         7,311
                                           ------------  ------------
Total                                               937         7,336
                                           ------------  ------------
Net (Loss) Before Other Income                     (937        (7,336)

Other Income -Interest                           (2,279)       (1,043)
                                           ------------  ------------
Net (Loss)                                 $     (3,216) $     (8,379)
                                           ============  ============
Basic (Loss) Per
 Common Share                                    ($0.01)       ($0.02)
                                           ============  ============
Weighted Average Common Shares
 Outstanding                                    500,000       500,000
                                           ============  ============












          The Accompanying Notes Are An Integral Part Of These Unaudited
Financial Statements.




3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------
                                                             Inception
                                  Unaudited     Unaudited    January 1,
                                   6 Month       6 Month        1997
                                 Period Ended  Period Ended    Through
                                    June          June          June
                                  30, 1999      30, 1998      30, 1999
                                 ------------  ------------  ----------
Net (Loss)                       $     (4,932) $     (9,063) $  (25,416)

Adjustments To Reconcile
 Net Loss To Net Cash
 Used In Operating Activities:              0             0           0

Debt paid by shareholder on
 behalf of Company                          0             0           0

Changes In Operating
Assets And Liabilities:

Increase (Decrease) in
  Account Payable                         502           995        (476)
Increase in Other
  Accrued Expenses                      2,279         1,043      11,885
                                 ------------  ------------  ----------
 Net Flows From Operations             (2,151)       (7,025)    (14,007)
                                 ------------  ------------  ----------
Cash Flows From
Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
Financing Activities:

Monies Received From Loans              2,500         5,000       9,700
                                 ------------  ------------  ----------
Cash Flows From Financing               2,500         5,000       9,700
                                 ------------  ------------  ----------
Net Increase In Cash                      349        (2,025)     (4,307)
Cash At Beginning Of Period               131         2,071       4,787
                                 ------------  ------------  ----------
Cash At End Of Period            $        480  $         46  $      480
                                 ============  ============  ==========

Summary Of Non-Cash Investing
And Financing Activities:        $          0  $          0  $        0
                                 ============  ============  ==========

          The Accompanying Notes Are An Integral Part Of These Unaudited
Financial Statements.




3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
-------------------------------------------------------------------------------
                                                  (Deficit)
                                                 Accumulated
                  Number Of        Capital Paid  During The
                   Common   Common In Excess Of  Development Retained
                   Shares    Stock   Par Value      Stage    (Deficit)   Total
                  --------- ------ ------------ ------------ ---------  --------
Balance At
 December 31, 1996  500,000 $   50 $     59,950 $          0 $(133,775) $(73,775)

Net (Loss) At
 December 31, 1997        0      0            0       (6,496)        0    (6,496)
                  --------- ------ ------------ ------------ ---------  --------
Balance At
 December 31, 1997  500,000 $   50 $     59,950 $     (6,496)$(133,775) $(80,271)

Net (Loss) At
 December 31, 1998        0      0            0      (13,988)        0   (13,988)
                  --------- ------ ------------ ------------ ---------  --------
Balance At
 December 31, 1998  500,000 $   50 $     59,950 $    (20,484)$(133,775) $(94,259)

Net (Loss) At
 June 30, 1999            0      0            0       (4,932)        0    (4,932)
                  --------- ------ ------------ ------------ ---------  --------

Balance At
  June 30, 1999    500,000 $   50 $     59,950 $    (25,416)$(133,775) $(99,191)
                  ========= ====== ============ ============ =========  ========










          The Accompanying Notes Are An Integral Part Of These Unaudited Financial
Statements.


3PM Holding Corp.
Notes To Unaudited Financial Statements
For The Six Month Period Ended June 30, 1999
--------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and six month interim period ended June 30, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

Note 2 - Financial Statements
-----------------------------

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

                                        Dated:  August 12, 1999



                                        By: s/Gregory J. Simonds
                                           -----------------------------------
                                           Gregory J. Simonds, President

                                3PM HOLDING CORP.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................12