Form 10QSB
period 1999-09-30
SPINPLANET COM INC
filed 1999-11-05
CIK 1046893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1999

                         Commission File Number: 0-23301



                              SPINPLANET.COM, INC.
        (Exact name of small business issuer as specified in its charter)



                                    Colorado
         (State or other jurisdiction of incorporation or organization)

                                   84-1284185
                        (IRS Employer Identification No.)

                           801 E. Tahquitz Canyon Way
                                Palm Springs, CA
                    (Address of principal executive offices)

                                      92262
                                   (Zip Code)

                                 (760) 327-2424
                           (Issuer's Telephone Number)

                                3PM HOLDING CORP.
                      5650 Greenwood Plaza Blvd., Suite 216
                               Englewood, CO 80111
               (Former name and address of small business issuer)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1999, was 500,000 shares.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS.

         The unaudited financial statements for the nine month period ended September 30, 1999, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

                  The Company generated no revenues during the nine month period ended September 30, 1999. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

Plan of Operation

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

Subsequent Event

         Effective October 7, 1999, the Company entered into a letter of intent with Messrs. Greg McDonald and Mark Bragg (the "Sellers") whereby the Company has agreed in principle to acquire an exclusive license to market recordings currently owned by the Sellers on the Internet (the "Assets") in exchange for issuance by the Company of previously unissued "restricted" common stock. The transaction was consummated on October 29, 1999, except that the definitive Agreement was between the Company and Shadowrock Entertainment, Inc. ("Shadowrock") as Seller instead of Messrs. McDonald and Bragg, as subsequent due diligence ascertained that the true owner of the Assets was Shadowrock; however, Messrs. Greg McDonald and Mark A. Bragg own all of the issued and outstanding common shares of Shadowrock, equally.

         The relevant terms of the transaction were that the Company undertook a "forward split" of its issued and outstanding common stock, whereby 3 shares of common stock were issued in exchange for each share of common stock issued and outstanding immediately prior to the acquisition of the Assets, in order to establish the number of issued and outstanding common shares of the Company at Closing to be 1,500,000 shares. Thereafter, the Company issued to Shadowrock an aggregate of 13,000,000 "restricted" common shares (post split), representing approximately 90% of the Company's then outstanding common stock.

         Upon consummation of the transaction, the then officers and directors of the Company resigned their respective positions with the Company and were replaced by those persons included in the Company's Form 8-K dated October 29, 1999, which is incorporated herein as if set forth. In addition, the Company changed its name to "SpinPlanet.com, Inc." A copy of the Agreement between the Company and Shadowrock was included as Exhibit 10.2 to the Company's Form 8-K dated October 29, 1999, and is incorporated herein as if set forth.

Liquidity and Capital Resources

         The Company presently has nominal cash or cash equivalents. Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



3PM Holding Corp.
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                September   December
                                                30, 1999    31, 1998
                                                ---------  ---------
ASSETS

Current Assets - Cash                           $     458  $     131
                                                ---------  ---------
TOTAL ASSETS                                    $     458  $     131
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable Trade                          $   5,655  $   4,365
Notes Payable Related Party                        77,210     74,710
Accrued Interest Payable                           18,752     15,315
                                                ---------  ---------

Total Current Liabilities                         101,617     94,390
                                                ---------  ---------
SHAREHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
 Authorized 20,000,000 Shares; Issued
 And Outstanding -0- Shares                             0          0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                 50         50

Capital Paid In Excess Of
 Par Value Of Common Stock                         59,950     59,950

Retained (Deficit)                               (133,775)  (133,775)

Retained Earnings (Deficit)
 Accumulated During The
 Development Stage                                (27,384)   (20,484)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                       (101,159)   (94,259)
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     458  $     131
                                                =========  =========

          The Accompanying Notes Are An Integral Part Of These Unaudited
Financial Statements.




3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------
                                                            Inception
                                 Unaudited     Unaudited    January 1,
                                  9 Month       9 Month       1997
                                Period Ended  Period Ended   Through
                                  September     September    September
                                  30, 1999      30, 1998     30, 1999
                                ------------  ------------  ----------
Revenue                         $          0  $          0  $        0

Expenses:

Administrative Expenses                    0             0          25
Bank Charges                              74            81         222
Legal And Accounting                   3,389         8,661      15,043
                                ------------  ------------  ----------
Total                                  3,463         8,742      15,290
                                ------------  ------------  ----------
Net (Loss) Before Other Income        (3,463)       (8,742)    (15,290)

Interest Expense                      (3,437)       (3,204)    (12,094)
                                ------------  ------------  ----------
Net (Loss)                      $     (6,900) $    (11,946) $  (27,384)
                                ============  ============  ==========
Basic (Loss) Per
 Common Share                         ($0.01)       ($0.02)
                                ============  ============
Weighted Average Common Shares
 Outstanding                         500,000       500,000
                                ============  ============












          The Accompanying Notes Are An Integral Part Of These Unaudited
Financial Statements.





3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------

                                            Unaudited     Unaudited
                                             3 Month       3 Month
                                           Period Ended  Period Ended
                                             September     September
                                             30, 1999      30, 1998
                                           ------------  ------------
Revenue                                    $          0  $          0

Expenses:

Bank Charges                                         23            56
Legal And Accounting                                788           666
                                           ------------  ------------
Total                                               811           722
                                           ------------  ------------
Net (Loss) Before Other Income                     (811)         (722)

Other Income -Interest                           (1,158)       (2,161)
                                           ------------  ------------
Net (Loss)                                 $     (1,969) $     (2,883)
                                           ============  ============
Basic (Loss) Per
 Common Share                                    ($0.00)       ($0.01)
                                           ============  ============
Weighted Average Common Shares
 Outstanding                                    500,000       500,000
                                           ============  ============













          The Accompanying Notes Are An Integral Part Of These Unaudited
Financial Statements.




3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------
                                                             Inception
                                  Unaudited     Unaudited    January 1,
                                   9 Month       9 Month        1997
                                 Period Ended  Period Ended    Through
                                  September     September     September
                                  30, 1999      30, 1998      30, 1999
                                 ------------  ------------  ----------
Net (Loss)                       $     (6,900) $    (11,946) $  (27,384)

Adjustments To Reconcile
 Net Loss To Net Cash
 Used In Operating Activities:              0             0           0

Debt paid by shareholder on
 behalf of Company                          0         5,000           0

Changes In Operating
Assets And Liabilities:

Increase (Decrease) in
  Account Payable                       1,290         1,671       1,264
Increase in Other
  Accrued Expenses                      3,437         3,204      12,091
                                 ------------  ------------  ----------
 Net Flows From Operations             (2,173)       (2,071)    (14,029)
                                 ------------  ------------  ----------
Cash Flows From
Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
Financing Activities:

Monies Received From Loans              2,500             0       9,700
                                 ------------  ------------  ----------
Cash Flows From Financing               2,500             0       9,700
                                 ------------  ------------  ----------
Net Increase In Cash                      327        (2,071)     (4,329)
Cash At Beginning Of Period               131         2,071       4,787
                                 ------------  ------------  ----------
Cash At End Of Period            $        458  $          0  $      458
                                 ============  ============  ==========

Summary Of Non-Cash Investing
And Financing Activities:        $          0  $          0  $        0
                                 ============  ============  ==========

          The Accompanying Notes Are An Integral Part Of These Unaudited
Financial Statements.




3PM Holding Corp.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
---------------------------------------------------------------------------------------
                                                      (Deficit)
                                                     Accumulated
                       Number Of        Capital Paid  During The
                        Common   Common In Excess Of  Development Retained
                        Shares    Stock   Par Value      Stage    (Deficit)    Total
                       --------- ------ ------------ ------------ ---------  ---------
Balance At
 December 31, 1996       500,000 $   50 $     59,950 $          0 $(133,775) $ (73,775)

Net (Loss) At
 December 31, 1997             0      0            0       (6,496)        0     (6,496)
                       --------- ------ ------------ ------------ ---------  ---------
Balance At
 December 31, 1997       500,000 $   50 $     59,950 $     (6,496)$(133,775) $ (80,271)

Net (Loss) At
 December 31, 1998             0      0            0      (13,988)        0    (13,988)
                       --------- ------ ------------ ------------ ---------  ---------
Balance At
 December 31, 1998       500,000 $   50 $     59,950 $    (20,484)$(133,775) $ (94,259)

Net (Loss) At
 September 30, 1999            0      0            0       (6,900)        0     (6,900)
                       --------- ------ ------------ ------------ ---------  ---------

Balance At
 September 30, 1999      500,000 $   50 $     59,950 $    (27,384)$(133,775) $(101,159)
                       ========= ====== ============ ============ =========  =========










          The Accompanying Notes Are An Integral Part Of These Unaudited Financial
Statements.


3PM Holding Corp.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended September 30, 1999
--------------------------------------------------


Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and nine month interim period ended September 30, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

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

                                        SPINPLANET.COM, INC.
                                        (Registrant)

                                        Dated:  November 4, 1999



                                        By:  s/Greg McDonald
                                            -----------------------------------
                                            Greg McDonald,
                                            Chief Executive Officer

                              SPINPLANET.COM, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................14