Form 10KSB40
period 1999-12-31
SPINPLANET COM INC
filed 2000-04-28
CIK 1046893

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

                   For the fiscal year ended December 31, 1999

                          Commission File No. 000-23301

                              SpinPlanet.com, Inc.
                                -----------------
                 (Name of small business issuer in its charter)

                                3PM HOLDING CORP.
                             -----------------------
                     (Former Name of Small Business Issuer)

           Colorado                                             84-1284185
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                             Identification Number

                           801 E. Tahquitz Canyon Way
                         Palm Springs, California 92262
                                 (760) 327-2424
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

                      5650 Greenwood Plaza Blvd., Suite 216
                            Englewood, Colorado 80111
                             -----------------------
                    (Former Address of Small Business Issuer)

         Securities registered under Section 12(b) of the Exchange Act:
                                      none

                 Securities registered under to Section 12(g) of
                               the Exchange Act:

                         Common Stock $0.0001 Par Value
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes X   No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 20, 2000: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 20, 2000 there were 14,500,000 shares of the Company's $0.0001 Par Value Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:

Yes ___  No X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

SpinPlanet.com, Inc. (formerly 3PM Holding Corp.) (the "Company"), was incorporated on October 19, 1994, under the laws of the State of Colorado under the name 3PM, Inc. to engage in any lawful corporate undertaking. The Company has been in the developmental stage since 1997 and initially was engaged in the business of retail service and repair of electronic equipment under franchises. The Company acquired the rights to purchase five franchises, two of which were acquired and operated in the Denver Metropolitan area. In April 1997, the Company's Board of Directors elected to terminate the initial business plan, sold its repair franchises and rights thereto, and adopted a plan to seek out, investigate and possibly acquire an interest in business opportunities. During the fiscal year ended December 31, 1997, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein the Company caused to be registered its common stock. This registration statement became effective on or about January 29, 1998. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. As such, the Company was defined as a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity. The plan was implemented on October 29, 1999 resulting in the acquisition of certain assets owned by Shadowrock Entertainment, Inc. (see below).

Effective October 29, 1999, the Company acquired certain assets owned by Shadowrock Entertainment, Inc. ("Shadowrock"), including an exclusive license to market recordings currently owned by Shadowrock on the Internet (the "Assets"). The relevant terms of the transaction provide for the Company to issue to Shadowrock an aggregate of 13,000,000 "restricted" common shares (post split) for the Assets and certain services. The shares issued represent approximately 90% of the Company's outstanding common stock after the Company undertook a "forward split" of its common stock, whereby 3 shares of common stock were issued in exchange for each share of common stock issued and outstanding in order to establish the number of issued and outstanding common shares of the Company immediately prior to Closing to be 1,500,000 shares.

In addition, the Company's shareholders approved an amendment to the Company's Articles of Incorporation, changing the name of the Company to "SpinPlanet.com, Inc."

Since October 29, 1999 there has been no activity in the Company other than necessary administrative functions.

Employees

During the fiscal year ended December 31, 1999, the Company had no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities. The Company operates from its offices at 801 E. Tahquitz Canyon Way, Suite 216, Palm Springs, California. This space is provided to the Company on a rent free basis by the Chief Executive Officer of the Company and it is anticipated that this arrangement will remain until such time as the Company successfully generates revenues. Management believes that this space will meet the Company's needs for the foreseeable future.

Other Property. The Company has no properties other than the certain assets acquired from Shadowrock Entertainment, Inc consisting of an exclusive license to market recordings on the Internet described in item 1.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

No director, officer or affiliate of the company, and now owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1999 the shareholders approved the change of the Company's name from 3PM Holding Corp. to SpinPlanet.com, Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   (a) Market Information. There is presently no trading market for the common or preferred equity of the Company.

   (b) Holders. There are eleven (11) holders of the Company's Common Stock.

As of the date of this report, 1,500,00 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

   (c) Dividends. The Company has not paid any dividends on its Common Stock. It is not anticipated that any dividends will be declared or paid in the foreseeable future.

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

Plan of Operation.

The Company intends to market and otherwise exploit the exclusive license to certain master recordings obtained from Shadowrock Entertainment, Inc. by means of so-called "downloading" and other forms of purely electronic transmission via the internet.

The Company has no full time employees. The Company's CEO and Secretary has agreed to allocate a portion of his time to the activities of the Company, without compensation until there are sufficient resources to compensate the officers.

Results of operations

During the period from January 1, 1997 through December 31, 1999, the Company has engaged in no significant operations other than organizational activities. The Company has not generated revenues since the divestiture of the VCR Doctor Franchises and it became a development stage company in 1997.

For the current fiscal year, the Company incurred a loss of $9,300 compared with a loss of $14,000 for the corresponding period in 1998, a decrease in loss of approximately $4,700. The principle reason for the decrease was a $4,000 decrease in professional fees combined with a decrease of $700 in interest expense.

Liquidity and capital resources

The Company remains in the development stage and since inception, has experienced no significant change in liquidity of capital resources other than the receipt of proceeds from the sale of its common stock. The balance sheet reflects cash of $434 and payables of $2,865 which gives rise a negative current ratio.

The Company cannot carry out its plan of business as discussed above without a significant infusion of capital resources. No commitments to provide funding has been made and accordingly, there can be no assurance that any additional funding will be available to the Company to allow it to implement its plan of business.

ITEM 7. FINANCIAL STATEMENTS

The audited financial statements of the Company, and related notes thereto, as of December 31, 1999 and for the years ended December 31, 1999 and 1998 accompanied by the independent auditors' report are included herewith at pages F-1 to F-10.


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

   The Directors and Officers of the Company as of the date of this report are as follows:

Name                      Age              Position
----                      ---              --------

Greg  McDonald            50       Chief Executive Officer, Secretary , Director

Jeffrey P. Kranzdorf      44       Director

Robert L Siner            57       Director

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

Resumes:

Greg McDonald ,Chief Executive Officer and Directory--is a seasoned television and music producer and personal manager who numbered among his clients, the late Rick Nelson. His early career featured a long stint with Elvis Presley, working for Mr. Presley's personal manager, Col. Tom Parker

Jeffrey P. Kranzdorf, Director--is an entertainment industry lawyer. He has been an American Film Institute nominated producer-writer and both an American Advertising Federation and Direct Marketing Creative Guild award winner for his writing and production of music related advertisements.

Robert L. Siner, Director--is the former President of MCA Records, Inc.

ITEM 10. EXECUTIVE COMPENSATION.

The Company's officers and directors received no remuneration from the Company during the fiscal year ending in 1999 or 1998. Until the Company acquires additional capital, the Company's officers and directors will receive compensation from the Company for reimbursement only of out-of-pocket expenses if such is available. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1999.


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


  Name and                              Number of Shares       Percent of
  Address                               Owned Beneficially     Class Owned
  -------                               ------------------     -----------

  Shadowrock Entertainment, Inc (a)     13,000,000             90%
  801 E. Tahquitz Canyon Way
  Palm Springs, California 92262

  All directors and
  executive officers (a)                13,000,000             90%


   (a) Greg McDonald, Chief Executive Officer, is the sole shareholder of Shadowrock Entertainment, Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
------------

   3.1*        Certificate and Articles of Incorporation
   3.2*        Bylaws
   3.3(b)      Amendment to Articles of Incorporation
   10.2(b)     Purchase and Sale Agreement between the Company and Shadowrock
               Entertainment, Inc.

   EX-27 Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on October 13, 1998 and are incorporated by reference herein.

(b) Reports on Form 8-K
-----------------------

   The Company filed one report on Form 8-K during the last quarter of the fiscal year ended December 31, 1999 relating to the change in control of the Company, the acquisition of certain assets from Shadowrock Entertainment, Inc. and the change of the name.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2000.

                  SpinPlanet.com, Inc.
                  (Registrant)


                  By: /s/ Greg McDonald
                  ---------------------
                  Greg McDonald, Chief Executive Officer


                  By: /s/ Jeffrey P. Kranzdorf
                  ----------------------------
                  Jeffrey P. Kranzdorf,  Director


                  By: /s/ Robert L Siner
                  ----------------------
                  Robert L. Siner,  Director


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 24, 2000.

                  By: /s/ Greg McDonald
                  ---------------------
                  Greg McDonald, Chief Executive Officer



                  By: /s/ Jeffrey P. Kranzdorf
                  ----------------------------
                  Jeffrey P. Kranzdorf,  Director


                  By: /s/ Robert L Siner
                  ----------------------
                  Robert L. Siner,  Director


   Exhibit Index to Annual Report on Form 10-KSB For the Fiscal Year Ended December 31, 1999

EXHIBITS


  EX-27     Financial Data Schedule

                              SPINPLANET.COM, INC.
                             (fka 3PM HOLDING CORP.)


                              FINANCIAL STATEMENTS

                                      with

                          INDEPENDENT AUDITORS' REPORT
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 AND FOR THE PERIOD JANUARY 1, 1997 (INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                TABLE OF CONTENTS

                                                                   Page
                                                                   ----

Independent Auditors' Report                                        F-1

Balance Sheet                                                       F-2

Statement of Operations                                             F-3

Statement of Changes in Stockholders' Equity                        F-4

Statement of Cash Flows                                             F-5

Notes to Financial Statements                                    F-6 to F-10

                          Independent Auditors' Report


Board of Directors
SpinPlanet.com, Inc.
(fka 3PM Holding Corp.)

We have audited the accompanying balance sheet of SpinPlanet.com, Inc., fka 3PM Holding Corp., (a Developmental Stage Company), as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended December 31, 1999 and 1998 and the period January 1, 1997 (Inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpinPlanet.com, Inc., fka 3PM Holding Corp., as of December 31, 1999, and the results of its operations and its cash flows for the fiscal years ended December 31, 1999 and 1998 and the period January 1, 1997 (Inception) through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The deficiency in working capital as of December 31, 1999 and the Company's operating loss since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Kish, Leake & Associates, P.C.
----------------------------------
Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
March 29,  2000

SpinPlanet.com., Inc.
(fka 3PM Holding Corp.)
(A Development Stage Company)
Balance Sheet
--------------------------------------------------------------------------------

                                                                      Audited
                                                                      December
                                                                      31, 1999
                                                                      --------
ASSETS

Current Assets:

   Cash                                                               $     434

Other Assets:

   Master Sound Recording License Agreement                                   0
                                                                      ---------

TOTAL ASSETS                                                                434
                                                                      =========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

   Accounts Payable Trade                                                 2,865
                                                                      ---------

TOTAL LIABILITIES                                                         2,865
                                                                      ---------


SHAREHOLDERS' EQUITY

   Preferred Stock, Par Value $.01;
      Authorized 20,000,000 Shares
       Issued and Outstanding 0 Shares                                        0

   Common Stock
      Authorized 100,000,000 Shares,  $.0001 Par Value
      Issued and Outstanding 14,500,000                                   1,450

   Additional Paid In Capital                                           159,727

   Retained Deficit                                                    (163,608)
                                                                      ---------

TOTAL SHAREHOLDERS' EQUITY                                               (2,431)
                                                                      ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                  $     434
                                                                      =========


   The Accompanying Notes Are An Integral Part Of These Financial Statements.



SpinPlanet.com., Inc.
(fka 3PM Holding Corp.)
(A Development Stage Company)
Statement Of Operations
--------------------------------------------------------------------------------------

                                                                             January
                                                                             1, 1997
                                                                           (Inception)
                                              Year Ended     Year Ended      through
                                               December       December       December
                                               31, 1999       31, 1998       31, 1999
                                               --------       --------       --------

REVENUE:                                     $         0    $         0    $         0
                                             -----------    -----------    -----------

EXPENSES:

   Administrative Expense                              0             25             25
   Bank Charges                                       97            111            245
   Professional Fees                               5,391          9,365         17,044
                                             -----------    -----------    -----------

Total                                              5,488          9,501         17,314
                                             -----------    -----------    -----------

(Loss)  From Operations                           (5,488)        (9,501)       (17,314)
                                             -----------    -----------    -----------

Other Income ( Expense):

   Interest Expense                               (3,861)        (4,487)       (12,519)
                                             -----------    -----------    -----------

Total Other Income (Expense)                      (3,861)        (4,487)       (12,519)
                                             -----------    -----------    -----------

Net (Loss) Before Taxes                      ($    9,349)   ($   13,988)   ($   29,833)
                                             ===========    ===========    ===========

Income Tax                                             0              0              0
                                             -----------    -----------    -----------

Net (Loss)                                   ($    9,349)   ($   13,988)   ($   29,833)
                                             ===========    ===========    ===========



Basic (Loss) Per Common Share                ($     0.00)   ($     0.01)
                                             ===========    ===========

Weighted Average Common Shares Outstanding     3,666,667      1,500,000
                                             ===========    ===========


      The Accompanying Notes Are An Integral Part Of These Financial Statements.

                                          F-3


SpinPlanet.com., Inc.
(fka 3PM Holding Corp.)
(A Development Stage Company)
Statement Of Shareholders' Equity
--------------------------------------------------------------------------------------------------------------


                                           Number Of                   Additional
                                           Common         Common         Paid-In       Retained
                                           Shares **       Stock         Capital       Earnings        Total
                                           ---------       -----         -------       --------        -----

Balance At December 31, 1994               1,500,000    $       150    $    59,850   ($   14,212)   $    45,788
                                                                                     -----------

Net Loss December 31, 1995                                                               (66,726)       (66,726)

Balance At December 31, 1995               1,500,000            150         59,850       (80,938)       (20,938)
                                         -----------    -----------    -----------   -----------    -----------

Net Loss December 31, 1996                                                               (52,837)       (52,837)

Balance At December 31, 1996               1,500,000            150         59,850      (133,775)       (73,775)
                                         -----------    -----------    -----------   -----------    -----------

Net Loss December 31, 1997                                                                (6,496)        (6,496)

Balance At December 31, 1997               1,500,000            150         59,850      (140,271)       (80,271)
                                         -----------    -----------    -----------   -----------    -----------

Net Loss December 31, 1998                                                               (13,988)       (13,988)
                                                                                                    ===========

Balance At December 31, 1998               1,500,000            150         59,850      (154,259)       (94,259)
                                         -----------    -----------    -----------   -----------    -----------

Net Loss December 31, 1999                                                                (9,349)        (9,349)

October 29, 1999 Shareholder Notes
   Payable Converted to Equity                                              96,385                       96,385

October 29, 1999 Expenses Paid
   By Shareholder on Behalf of Company                                       3,492                        3,492

October 29, 1999 Services
   Valued @ $.0001 Per Share              13,000,000          1,300                                       1,300

Balance At December 31, 1999              14,500,000    $     1,450    $   159,727   ($  163,608)   ($    2,431)
                                         ===========    ===========    ===========   ===========    ===========



**   Reflects 10 for 1 Forward Stock Split on September 15, 1997 and a 3 for 1
     Forward Stock Split on October 29, 1999.


                The Accompanying Notes Are An Integral Part Of These Financial Statements.

                                                    F-4


SpinPlanet.com., Inc.
(fka 3PM Holding Corp.)
(A Development Stage Company)
Statement Of Cash Flows
---------------------------------------------------------------------------------------------

                                                                                     January
                                                                                     1, 1997
                                                                                   (Inception)
                                                         Year Ended   Year Ended     through
                                                           December     December     December
                                                           31, 1999     31, 1998     31, 1999
                                                           --------     --------     --------

Net (Loss)                                                ($  9,349)   ($ 13,988)   ($ 29,833)

Items Not Affecting Cash Flow:

Common Stock Issued for Services                              1,300            0        1,300
Expenses Paid by Shareholder on Behalf of Company             3,492            0        3,492

Total                                                        (4,557)     (13,988)     (25,041)
                                                          ---------    ---------    ---------

Increase (Decrease) In Accounts Payable Trade                (1,500)       2,365       (1,526)
Increase (Decrease) In Other Accrued Expenses               (15,315)       4,483       (6,661)
                                                          ---------    ---------    ---------

Net Cash Flows Used In Operations                           (21,372)      (7,140)     (33,228)
                                                          ---------    ---------    ---------

Cash Flows From Investing Activities:

Net Cash Flows Provided From Investing Activities                 0            0            0
                                                          ---------    ---------    ---------

Cash Flows From Financing Activities:

Advances From  Shareholders                                  96,385        5,200      103,585
Shareholders' Notes Converted to Equity                     (74,710)           0      (74,710)
                                                          ---------    ---------    ---------

Net Cash Flows Provided From Financing Activities            21,675        5,200       28,875
                                                          ---------    ---------    ---------

Net Increase (Decrease) In Cash                                 303       (1,940)      (4,353)
Cash At Beginning Of Period                                     131        2,071        4,787
                                                          ---------    ---------    ---------

Cash At End Of Period                                     $     434    $     131    $     434
                                                          =========    =========    =========



Summary Of Non-Cash Investing And Financing Activities:

   Common Stock Issued for Services                       $   1,300                 $   1,300
   Shareholders' Notes Converted to Equity                $  74,710                 $  74,710
   Expense Paid By Shareholder on Behalf of Company       $   3,492                 $   3,492


          The Accompanying Notes Are An Integral Part Of These Financial Statements.

                                              F-5

SpinPlanet.com, Inc. (fka 3PM Holding Corp.)
(A Development Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 1999 and 1998
----------------------------------------------


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------


Organization

On October 19, 1994, SpinPlanet.com, Inc. fka 3PM Holding Corp. (The Company), was incorporated under the laws of Colorado. The Company's primary purpose is any lawful business or activity.

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

On January 1, 1997 the Company's management decided to search for a merger or acquisition candidate and, therefore, entered into the development stage. On October 29, 1999 the Company entered into an acquisition agreement. (See Note
4).


Development Stage

The Company is currently in the developmental stage and has no significant operations to date.


Property and Equipment

Furniture and equipment are stated at cost and are depreciated over their estimated economic lives. Depreciation is computed using the straight-line method.

SpinPlanet.com, Inc. (fka 3PM Holding Corp.)
(A Developmental Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 1999 and 1998
----------------------------------------------


Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest in 1999 and 1998 was -0-.

Cash paid for income taxes in 1999 and 1998 was -0-.

Basic Earnings (Loss) Per Common Stock

The basic earnings (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at December 31, 1999 and 1998.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.


Note 2 - Capital Stock
----------------------

Common Stock:

The Company initially authorized 100,000 shares of $.001 par value common stock.

In September 1996 the Company amended and restated its Articles of Incorporation and authorized 100,000,000 shares of $.0001 par value common stock.

SpinPlanet.com, Inc. (fka 3PM Holding Corp.)
(A Developmental Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 1999 and 1998
----------------------------------------------


On September 15, 1997 the board and the shareholders of the Company adopted a forward stock split of the then issued and outstanding common stock, whereby 10 shares of common stock were issued in exchange for each share then issued and outstanding.

On October 29, 1999 the board and the shareholders of the Company adopted a forward stock split of the then issued and outstanding common stock , whereby 3 shares of common stock were issued in exchange for each share then issued and outstanding.

The Company's authorized capital remained the same.

On October 29, 1999 the Board authorized the issuance of 13,000,000 shares of the Company's common stock (post forward split) for services rendered in the acquisition of another company (see Note 4). Additionally, as part of the acquisition the shareholder loans outstanding were forgiven and added to equity.

The Company has declared no dividends through December 31, 1999 and 1998.


Preferred Stock:

In September 1996 the Company amended and restated its Articles of Incorporation and authorized 20,000,000 shares $.01 par value non-voting preferred stock, the rights and preferences of which to be determined by the Board of Directors at the time of issuance.

Note 3 - Notes Payable
----------------------

The Company maintains a $5,000 line of credit. The amount outstanding under this line at December 31, 1999 was $-0- bearing a 11.25% annual interest rate.

SpinPlanet.com, Inc. (fka 3PM Holding Corp.)
(A Developmental State Company)
Notes to Financial Statements
For The Years Ended December 31, 1999 and 1998
----------------------------------------------


Note 4 - Acquisition
--------------------

On October 29, 1999 the Company entered into an agreement with Shadowrock Entertainment, Inc., a California corporation to acquire a certain asset owned by Shadowrock Entertainment, Inc. The asset acquired had a fair value of $-0-and the acquisition was accounted for as a purchase.

At this time, the Board of Directors approved a name change to SpinPlanet.com, Inc., and the management of Shadowrock assumed the management of 3PM.

The asset acquired in the acquisition consisted of a Master Sound Recording License Agreement for the Internet. Under this agreement, Shadowrock Entertainment, Inc. (Licensor) is entitled to twenty-five percent (25%) of all receipts (i.e. monies or other consideration actually received by SpinPlanet.com, Inc. Licensee) as a result of the commercial electronic exploitation of the Masters via the Internet. In the event Licensor receives not less than $100,000 from Licensee during the Term, this Agreement shall automatically renew and a renewal term of like duration.


Note 5 - Related Party Events
-----------------------------

Shareholders in the Company loaned money to the Company at various times during the previous years. On October 29, 1999, as part of the acquisition agreement, notes payable and accrued interest payable to the shareholders were converted to equity.


Note 6 - Income Taxes
---------------------

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

SpinPlanet.com, Inc. (fka 3PM Holding Corp.)
(A Developmental State Company)
Notes to Financial Statements
For The Years Ended December 31, 1999 and 1998
----------------------------------------------


Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes.

Due to the Company's net operating loss in the year ended December 31, 1999 of $9,349 there are no income taxes currently due. As of December 31, 1999 the Company has a deferred tax asset of $4,667 primarily from its net operating loss carry forward which has been fully reserved through a valuation allowance.

The change in the valuation allowance at December 31, 1999 was $1,869

At December 31, 1999, the Company had a net operating loss carryforward available for financial statement and Federal income tax purposes of approximately $23,337 which, if not used, will expire in varying amounts during the years 2013 and 2014.


Note 7 - Basis Of Presentation
------------------------------

In the course of its development activities, the Company has sustained continuing losses and expects such losses to continue in the foreseeable future. The Company's ability to continue as a going concern is dependent upon finding a successful merger or acquisition candidate or commencing operations.