Form 10QSB
period 2000-03-31
SPINPLANET COM INC
filed 2000-05-15
CIK 1046893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

                         Commission File Number: 0-23301



                              SPINPLANET.COM, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)



                                    Colorado
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   84-1284185
                                   ----------
                        (IRS Employer Identification No.)

                           801 E. Tahquitz Canyon Way
                                Palm Springs, CA
                                ----------------
                    (Address of principal executive offices)

                                      92262
                                      -----
                                   (Zip Code)

                                 (760) 327-2424
                                 --------------
                           (Issuer's Telephone Number)

                                3PM HOLDING CORP.
                      5650 Greenwood Plaza Blvd., Suite 216
                               Englewood, CO 80111
                               -------------------
               (Former name and address of small business issuer)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes X  No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000, was 14,500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 2000, are attached hereto and incorporated by reference.

The financial statements have been prepared by SpinPlanet.com, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1999, included in the Company's Form 10-KSB.


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

Analysis of operations

     The Company generated no revenues during the three month period ended March 31, 2000. Management of the Company anticipates that the Company will not generate any significant revenues until the Company obtains sufficient working capital to implement its plan of operation. Loss for the period ended March 31, 2000 compared to the 1999 period increased by $600. The components of the changes were an increase in general and administrative expenses of approximately $1,700 consisting principally of professional fees and a decrease in interest expense of $1,000 because of reduction in debt.

Plan of Operation

The Company intends to market and otherwise exploit the exclusive license to certain master recordings obtained from Shadowrock Entertainment, Inc. by means of so-called "downloading" and other forms of purely electronic transmission via the internet.

The Company has no full time employees. The Company's CEO has agreed to allocate a portion of his time to the activities of the Company, without compensation until there are sufficient resources to compensate the officer.

Liquidity and Capital Resources

     The Company presently has no cash or cash equivalents or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its plan of operation. Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that they have sufficient personal funds that will be advanced in the Company's behalf to continue current operations through the foreseeable future until additional financing is obtained. The Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue financing arrangements as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no cash or cash equivalents.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan. The Company presently has no liquid financial resources to implement the plan.

Financial Statements

                              SpinPlanet.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

                             Assets
Current assets:
Cash                                                                  $       0
                                                                      ---------
    Total current assets                                              $       0

Master sound recording license agreement                                      0
                                                                      ---------
                                                                      $       0
                                                                      =========

              Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                      $   1,750
                                                                      ---------
    Total current liabilities                                         $   1,750

Stockholder's equity:
  Preferred stock; 20,000,000 shares authorized; $.01 par value; none issued or outstanding

  Common stock, 100,000,000 shares authorized, $.0001 par
  value; 14,500,200 shares issued and outstanding                         1,450

  Additional paid-in capital                                            162,158

  Retained deficit                                                     (165,358)
                                                                      ---------
    Total stockholders' equity                                           (1,750)
                                                                      ---------
                                                                      $       0
                                                                      =========




              See accompanying notes to these financial statements



                              SpinPlanet.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statement of Operations
                                   (Unaudited)
                                                                         Inception
                                                                        (January 1
                                                                           1997)
                                           Three Months Ended            Through
                                                 March 31                March 31,
                                           2000           1999             2000
                                       -------------------------------------------
Revenues                               $         0     $         0     $         0
                                       -------------------------------------------

Costs and expenses:
  General and administrative                 1,750              57          19,064
                                       -------------------------------------------
                                            (1,750)            (57)        (19,064)
                                       -------------------------------------------

Net operating income (loss)                 (1,750)            (57)        (19,064)

Other income and (expense)
Interest expense                                 0          (1,043)        (12,519)
                                       -------------------------------------------
  Total other income (expense)                   0          (1,043)        (12,519)
                                       -------------------------------------------

Net income (loss)                     ($     1,750)   ($     1,100)   ($    31,583)
                                       ===========================================

Net (Loss) per share                  ($      0.00)   ($      0.00)   ($      0.01)
                                       ===========================================

Weighted average shares outstanding     14,500,000       1,500,000       3,189,451
                                       ===========================================






              See accompanying notes to these financial statements

                                       5


                              SpinPlanet.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statement of Cash Flows
                                   (Unaudited)
                                                                          Inception
                                                                          (January 1
                                                                             1997)
                                                  Three Months Ended       Through
                                                       March 31            March 31
                                                   2000         1999         2000
                                                 ----------------------------------
Cash flows from operating activities:
  Net income (loss)                             ($  1,750)   ($  1,100)   ($ 31,583)
                                                -----------------------------------
    Adjustments to reconcile net income to
    net cash provided by operating activities

 Stock issued for services                                                    1,300
Expenses paid by shareholder in behalf
 of the Company                                     2,431                     5,923
Changes in assets and liabilities:
  Increase (decrease) in accounts payable
  and accrued expenses                             (1,115)       1,100       (9,302)
                                                -----------------------------------
       Total adjustments                            1,316        1,100       (2,079)
                                                -----------------------------------
Net cash (used in) operating activities              (434)           0      (33,662)
                                                -----------------------------------



Cash flows from investing activities:                   0            0            0
                                                -----------------------------------

Cash flows from financing activities:
Advances from shareholders                                                  103,585
Shareholders' notes converted to equity                                     (74,710)
                                                -----------------------------------
Net cash (used in) investing activities                 0            0       28,875
                                                -----------------------------------

Increase (decrease) in cash                          (434)           0       (4,787)

Cash and cash equivalents, beginning of
the period                                            434            0        4,787
                                                -----------------------------------

Cash and cash equivalents, end of the period    $       0    $       0    $       0
                                                ===================================

Summary of non-cash investing and
financing activities
Common stock issued for services                                              1,300
Shareholders' notes converted to equity                                      74,710
Expense paid by shareholders in behalf of the
Company                                             2,431                     5,923


              See accompanying notes to these financial statements

                                       6

                              SpinPlanet.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at March 31, 2000 and the results of operations for the three month period ended March 31, 2000 and 1999 and the statement of cash flows for the three month period ended March 31, 2000 and 1999 and the statements of operations and cash flows cumulative since inception to March 31, 2000. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1999, previously filed with the U.S. Securities and Exchange Commission.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     None

Item 2. Changes in Securities.
------------------------------

     None

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     (Not applicable)

Item 5. Other Information.
--------------------------

     (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  Exhibits

          No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPINPLANET.COM, INC.
                                        (Registrant)

                                        Dated:  May 15, 2000



                                        By: /s/Greg McDonald
                                        --------------------
                                        Greg McDonald,
                                        Chief Executive Officer