Form 10QSB
period 2000-06-30
SPINPLANET COM INC
filed 2000-08-14
CIK 1046893

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2000, was 14,500,000 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the period ended June 30, 2000, are attached hereto and incorporated by reference.

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

Analysis of operations
----------------------

     The Company generated no revenues during the six month periods ending June 30, 2000. Management of the Company anticipates that the Company will not generate any significant revenues until the Company obtains sufficient working capital to implement its plan of operation. Loss for the six months ended June 30, 2000 compared to the 1999 period decreased by $2,400. The components of the changes were an decrease in general and administrative expenses of approximately $100 and a decrease of $2,300 in interest expense because of reduction in debt.

Plan of Operation
-----------------

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

Liquidity and Capital Resources
-------------------------------

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

Financial Statements
--------------------

                              SpinPlanet.com, Inc.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                  June 30, 2000
                                   (Unaudited)

                             Assets
                             ------
Current assets:
Cash                                                                  $    --
                                                                      ---------
    Total current assets                                              $    --

Master sound recording license agreement                                      0
                                                                      ---------
                                                                      $    --
                                                                      =========

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
Accounts payable                                                      $   2,540
                                                                      ---------
    Total current liabilities                                         $   2,540

Stockholder's equity:
  Preferred stock; 20,000,000 shares authorized; $.01 par value; none issued or outstanding

  Common stock, 100,000,000 shares authorized, $.0001 par
  value; 14,500,200 shares issued and outstanding                         1,450

  Additional paid-in capital                                            162,158

  Retained deficit                                                     (166,148)
                                                                      ---------
    Total stockholders' equity                                           (2,540)
                                                                      ---------
                                                                      $    --
                                                                      =========


              See accompanying notes to these financial statements


                                              SpinPlanet.com, Inc.
                                              --------------------
                                         (A DEVELOPMENT STAGE COMPANY)
                                            Statement of Operations
                                                  (Unaudited)

                                                                                                       Inception
                                                                                                       (January 1
                                                                                                          1997)
                                             Three Months Ended              Six MonthsEnded            Through
                                                  June 30                        June 30                March 31,
                                           2000            1999            2000            1999           2000
                                      ----------------------------------------------------------------------------
Revenues                              $       --      $       --      $       --      $       --      $       --
                                      ----------------------------------------------------------------------------

Costs and expenses:
  General and administrative                   790             937           2,540           2,653          19,854
                                      ----------------------------------------------------------------------------
                                              (790)           (937)         (2,540)         (2,653)        (19,854)
                                      ----------------------------------------------------------------------------

Net operating income (loss)                   (790)           (937)         (2,540)         (2,653)        (19,854)

Other income and (expense)
Interest expense                                 0          (2,279)              0          (2,279)        (12,519)
                                      ----------------------------------------------------------------------------
  Total other income (expense)                   0          (2,279)              0          (2,279)        (12,519)
                                      ----------------------------------------------------------------------------

Net income (loss)                     $       (790)   $     (3,216)   $     (2,540)   $     (4,932)   $    (32,373)
                                      ============================================================================

Net (Loss) per share                  $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                      ============================================================================

Weighted average shares outstanding     14,500,000       1,500,000      14,500,000       1,500,000       3,996,082
                                      ============================================================================






                             See accompanying notes to these financial statements

                                                      5

                              SpinPlanet.com, Inc.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                             Statement of Cash Flows
                                   (Unaudited)
                                                                          Inception
                                                                         (January 1
                                                                            1997)
                                                   Six Months Ended        Through
                                                        June 30            June 30
                                                   2000         1999         2000
                                                -----------------------------------
Cash flows from operating activities:
  Net income (loss)                             $  (2,540)   $  (4,932)   $ (32,373)
                                                -----------------------------------
    Adjustments to reconcile net income to
    net cash provided by operating activities

 Stock issued for services                                                    1,300
Expenses paid by shareholder in behalf
 of the Company                                     2,431                     5,923
Changes in assets and liabilities:
  Increase (decrease) in accounts payable
  and accrued expenses                               (325)       2,038       (8,512)
                                                -----------------------------------
       Total adjustments                            2,106        2,038       (1,289)
                                                -----------------------------------
Net cash (used in) operating activities              (434)      (2,894)     (33,662)
                                                -----------------------------------



Cash flows from investing activities:                   0            0            0
                                                -----------------------------------

Cash flows from financing activities:
Advances from shareholders                                       5,000      103,585
Shareholders' notes converted to equity                                     (74,710)
                                                -----------------------------------
Net cash (used in) investing activities                 0        5,000       28,875
                                                -----------------------------------

Increase (decrease) in cash                          (434)      (2,894)      (4,787)

Cash and cash equivalents, beginning of
the period                                            434        2,071        4,787
                                                -----------------------------------

Cash and cash equivalents, end of the period    $    --      $    (823)   $    --
                                                ===================================

Summary of non-cash investing and
financing activities
Common stock issued for services                                              1,300
Shareholders' notes converted to equity                                      74,710
Expense paid by shareholders in behalf of the
Company                                             2,431                     5,923


              See accompanying notes to these financial statements

                                       6

                              SpinPlanet.com, Inc.
                              --------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of the Company at June 30, 2000 and the results of operations for the three months and six months ended June 30, 2000 and 1999 and the statement of cash flows for the six month period ended June 30, 2000 and 1999 and the statements of operations and cash flows cumulative since inception to June 30, 2000. Quarterly results are not necessarily indicative of the expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1999, previously filed with the U.S. Securities and Exchange Commission.

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

     (a)  Exhibits
          --------

          No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SPINPLANET.COM, INC.
                                               (Registrant)

                                               Dated:  August 14, 2000



                                               By: /s/ Greg McDonald
                                               ---------------------
                                               Greg McDonald,
                                               Chief Executive Officer